Form 10-Q
period 1996-03-31
HUGOTON ENERGY CORP
filed 1996-05-15
CIK 914144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number  0-23166

                           HUGOTON ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

              KANSAS                                     48-1036256
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

 301 N. MAIN, SUITE 1900, WICHITA, KANSAS                  67202
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code (316) 262-1522

                                      NONE
         (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                          OUTSTANDING AS OF APRIL 30, 1996
Common stock, no par value                       19,697,036


================================================================================

                               TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION (UNAUDITED)                                  PAGE
        Item 1. Consolidated Financial Statements

                Consolidated Statements of Income for the three months
                    ended March 31, 1996 and 1995                            3

                Consolidated Balance Sheets at March 31, 1996
                    and December 31, 1995                                    4

                Consolidated Statements of Cash Flows for the three months
                    ended March 31, 1996 and 1995                            5

                Notes to Consolidated Financial Statements                   6

        Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            7


PART II OTHER INFORMATION                                                   11

Signature                                                                   12

Part I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           Hugoton Energy Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                         THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------
                                                            1996             1995
                                                        -----------------------------
REVENUES:
    Oil and gas                                         $ 15,573,875     $  5,682,982
    Gas plant                                                510,112          461,586
 Gain on certain gas swap contracts                            9,754             --
                                                        -----------------------------
TOTAL REVENUES                                            16,093,741        6,144,568
                                                        -----------------------------

EXPENSES:
    Production
         Lease operations                                  4,324,703        1,367,470
         Production and severance tax                        861,378          307,470
         Gathering, transportation and other                 163,096          105,937
    Gas plant                                                338,998          231,468
    Exploration                                              134,281          180,024
    General and administrative                             1,767,883          732,105
    Depreciation, depletion and amortization               6,239,039        2,124,116
                                                        -----------------------------
TOTAL EXPENSES                                            13,829,378        5,048,590
                                                        -----------------------------

OPERATING INCOME                                           2,264,363        1,095,978
OTHER INCOME (EXPENSES):
  Interest                                                (1,527,965)      (1,127,853)
  Other                                                       22,922           79,743
                                                        -----------------------------
TOTAL OTHER INCOME (EXPENSES)                             (1,505,043)      (1,048,110)
                                                        -----------------------------
INCOME BEFORE INCOME TAXES                                   759,320           47,868
Provision for income taxes                                  (288,542)            --
                                                        -----------------------------
NET INCOME                                              $    470,778     $     47,868
                                                        =============================

NET INCOME PER COMMON SHARE                             $        .02     $        .00
                                                        =============================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      19,697,036       10,606,300
                                                        =============================

See accompanying notes.

                           Hugoton Energy Corporation
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1996               1995
                                                                    ---------------------------------
ASSETS
CURRENT ASSETS:
 Cash                                                               $    4,782,070     $    3,913,958
 Accounts receivable                                                     9,910,142          8,858,755
 Other                                                                   1,290,878          1,096,593
                                                                    ---------------------------------
TOTAL CURRENT ASSETS                                                    15,983,090         13,869,306
                                                                    ---------------------------------

PROPERTIES AND EQUIPMENT, AT COST (SUCCESSFUL EFFORTS METHOD)
 Proved properties                                                     238,389,067        232,173,312
 Unproved properties                                                    11,454,632          7,313,784
 Gas plant and gathering system                                          3,025,432          2,976,216
 Other                                                                   5,760,406          5,611,679
                                                                    ---------------------------------
                                                                       258,629,537        248,074,991
 Less accumulated depreciation, depletion and amortization             (36,641,720)       (30,728,018)
                                                                    ---------------------------------
                                                                       221,987,817        217,346,973
                                                                    ---------------------------------

OTHER ASSETS, NET                                                        2,901,264          3,438,656

                                                                    ---------------------------------
TOTAL ASSETS                                                        $  240,872,171     $  234,654,935
                                                                    =================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                   $    3,590,397     $    4,439,487
 Accrued property taxes payable                                            978,458            528,458
 Accrued liabilities                                                       895,860            831,359
 Accrued swap contract liability                                           430,151          1,646,269
 Accrued interest payable                                                  334,802            341,177
                                                                    ---------------------------------
TOTAL CURRENT LIABILITIES                                                6,229,668          7,786,750
                                                                    ---------------------------------

LONG-TERM DEBT                                                          95,000,000         88,000,000

DEFERRED INCOME TAXES                                                   11,083,304         10,794,762

OTHER DEFERRED LIABILITIES                                                 765,000            750,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 10,000,000 shares authorized,
   none issued and outstanding                                                --                 --
 Common Stock, no par value, 100,000,000 shares authorized,
   19,697,036 shares issued and outstanding (19,697,036 in 1995)           196,970            196,970
 Paid-in capital                                                       134,541,050        134,541,050
 Retained deficit                                                       (6,943,821)        (7,414,597)
                                                                    ---------------------------------
TOTAL SHAREHOLDERS' EQUITY                                             127,794,199        127,323,423
                                                                    ---------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  240,872,171     $  234,654,935
                                                                    =================================

See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                   1996             1995
                                                               -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    470,778     $     47,868
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
   Depreciation, depletion, and amortization                      6,239,039        2,124,116
   Loss on sale of marketable securities                               --             43,699
   Deferred income taxes                                            288,542             --

   Other non-cash charges                                            55,794             --


CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Income tax receivable                                               --             82,159
   Accounts receivable                                           (1,051,387)          91,959
   Other current assets                                            (194,285)        (116,627)
   Other                                                            184,267             --

   Accounts payable                                                (849,090)      (1,742,533)
   Accrued liabilities                                              508,126         (539,353)
   Accrued swap contract liability                               (1,216,118)            --
   Deferred liabilities                                              15,000           75,000
                                                               -----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         4,450,666           66,288
                                                               -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to properties and equipment                        (12,430,179)      (2,099,630)
   Proceeds from sales of marketable securities                        --          5,982,544
   Proceeds from sale of proved properties and other assets       1,847,625             --
   Net change in note receivable                                       --            (13,570)
                                                               -----------------------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                (10,582,554)       3,869,344
                                                               -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                                      7,000,000             --
                                                               -----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         7,000,000             --
                                                               -----------------------------

Net increase in cash                                                868,112        3,935,632

Cash at beginning of period                                       3,913,958        1,666,032
                                                               -----------------------------
Cash at end of period                                          $  4,782,070     $  5,601,664
                                                               =============================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                  $  1,601,887     $  1,522,686

See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements at March 31, 1996 and for the three month period then ended are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 1996.


NOTE 2.  EARNINGS PER COMMON SHARE

         The Company's earnings per common share has been computed based on the weighted average number of shares outstanding during the period.


NOTE 3.  PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         The accompanying unaudited pro forma results of operations give effect to the Consolidated Oil & Gas, Inc. (COG) and Mobil acquisitions as if the transactions had occurred on January 1, 1995 under the purchase method of accounting. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1995 or of future results of operations. The data reflects adjustments for (a) the mark to market of open hedging contracts held by COG at the time of acquisition, (b) the estimated change in general and administrative expenses giving effect to integration of the administrative functions of the combined companies, (c) the estimated increase in depreciation, depletion and amortization relating to the acquisitions, (d) the estimated increase in interest expense resulting from the increased borrowings relating to the acquisitions and (e) the estimated provision for income taxes for the change in income taxes resulting from the inclusion of the historical results of operations of the acquisitions and the adjustments in (a) through (d) above.

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 1995
                                                           --------------
                                                       (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Unaudited pro forma information:

Revenues  . . . . . . . . . . . . . . . . . . . . .           $ 16,401

Net income  . . . . . . . . . . . . . . . . . . . .           $    909

Net income per share  . . . . . . . . . . . . . . .           $    .05

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

OVERVIEW

         Hugoton Energy Corporation, a Kansas corporation, (together with its subsidiaries, "the Company") is an independent oil and natural gas company engaged in the exploration for and the development, production and acquisition of oil and natural gas. The Company's properties are primarily located in the four states of Kansas, Oklahoma, Texas and North Dakota. The Company is one of the most active independent operators in the Hugoton Field and has recently expanded its operations to other significant basins in the mid-continent region of the United States.

         Since the Company's formation in 1987, it has operated aggressive drilling and acquisition programs. As a result, the Company's reserves have increased from 13 BCFE on December 31, 1990 to over 276 BCFE on December 31, 1995. During the same period, the Company's average daily production has increased from 2.3 MMCFE to 86.8 MMCFE.

         During the last five years, the Company has drilled a total of 196 wells and has achieved a 70% success rate. Of these wells, 60% have been field extension and exploratory wells, while 40% have been infill and development wells. The Company has budgeted over $20 million to drill 65 wells during 1996.

         The Company has invested over $235 million during the last five years in the acquisition of proved and unproved properties. These properties have added 13.3 million barrels of oil and condensate and 195.3 billion cubic feet of natural gas to the Company's proved reserves.


CURRENT DEVELOPMENTS

         First Quarter 1996 Acquisition and Sales of Properties

         On January 1, 1996, the Company purchased a group of producing oil and gas properties and undeveloped acreage for $9.7 million from a privately-held company that operates the properties. The producing properties and acreage are located in Southeast Texas and establish a presence for the Company in the Austin Chalk trend. The acquisition included eight producing wells and 35,000 gross acres, of which the Company's working interest is 25% and 50% respectively.

         On February 15, 1996, the Company sold its interest in approximately 450 non-strategic producing oil properties located in Northeast Oklahoma for $1.5 million.

         On April 29, 1996, the Company sold its interest in a group of non-strategic producing gas properties and gas gathering and salt water disposal system located in Southern Colorado and Northern New Mexico to a major oil company. The sales price of the transaction was $4.5 million.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company for the periods shown:

                                                     THREE MONTHS ENDED MARCH 31,
                                                         1996             1995
                                                      --------          --------
            Net production (1):
              Natural gas (MMCF)                          4,842            2,895

              Oil (MBBLS)                                   451              118

              Natural gas equivalents (MMCFE)             7,548            3,603


            Average net daily production (1):
               Natural gas (MCF)                         53,208           32,164

               Oil (BBLS)                                 4,960            1,307

               Natural gas equivalents (MCFE)            82,968           40,006


            Average sales price per unit (2):
             Natural Gas ($/MCF)                       $   1.63         $   1.22

             Oil ($/BBL)                                  17.04            16.54

             Natural gas equivalents ($/MCFE)              2.06             1.52

- ---------
(1) Net production and average net daily production excludes NGLs and natural gas purchased by AmGas (100% owned subsidiary of the Company) from and sold to unrelated third parties.
(2) Average prices received from sales of natural gas include revenues attributable to NGLs as the Company has not historically accounted separately for production or revenues attributable to NGLs.

         Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

         Net Income and Cash Flow from Operating Activities. For the three months ended March 31, 1996, the Company reported net income of $0.5 million, or $.02 per share, on total revenue of $16.1 million. This compares to net income of $0.05 million, or $.00 per share, on total revenues of $6.1 million for the three months ended March 31, 1995. Cash flows from operating activities for the three months ended March 31, 1996 increased to $4.5 million from $0.1 million for the same period in 1995. The increase in the net income and cash flows for 1996 is largely attributable to the impact of the addition of the properties acquired in the COG acquisition completed in September of 1995, higher prices per MCFE received by the Company ($2.06 in 1996 vs. $1.52 in 1995), and the continued success of the Company's drilling program. Additionally, the Company's net income and cash flows as well as price per MCFE for the first quarter of 1996 were significantly impacted by the Company's oil and natural gas swap contracts; net income was reduced by $1.1 million for the three months ended March 31, 1996.

         Oil and Gas Revenues. Revenues from oil and gas operations totaled $15.6 million for the three months ended March 31, 1996 as compared to $5.7 million for the same period during 1995, representing a 174% increase. The increase from 1995 to 1996 is attributed to the significant increase in oil and natural gas prices during the first quarter of 1996 versus 1995 as well as the inclusion of the COG and Mobil acquisition properties respectively and the continued success of the Company's drilling program. As discussed above, the impact on the first quarter 1996 revenues from the Company's oil and natural gas swap contracts was a reduction of $1.1 million.

         Production Expense. Production expense for the three months ended March 31, 1996, increased to $5.3 million compared to $1.8 million during the same period of 1995. This reflects the addition of a substantial number of wells (through the COG and Mobil acquisitions and the Company's drilling program), and the increase in the oil component of the Company's production.

         General and Administrative Expense. General and administrative expense increased to $1.8 million in the three month period ended March 31, 1996, compared to $0.7 million for the same period in 1995. This increase reflects the continued expansion of the Company's operations and the associated costs of additional personnel; however; these expenses declined when expressed as a percentage of revenues reflecting the Company's efforts to acquire properties that can be incorporated into its existing property base with minimal incremental general and administrative expense.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the three months ended March 31, 1996 was $6.2 million compared to $2.1 million for the same period of 1995. The increase in the Company's DD&A expense is mainly due to higher production levels in 1996 compared to 1995 and the result of increased DD&A rates resulting from the application of the fair market value basis allocated to proved oil and gas properties acquired from COG, which bear a higher unit of production DD&A rate than the Company's other producing properties.

         Income Taxes. For the three months ended March 31, 1996, the Company recorded a tax provision of $0.3 million compared to no provision or benefit for the same period of 1995. The provision recorded in 1996 represents the Company's net income for the three months ended at the effective tax rate of 38%. No tax benefit or provision was recorded in 1995 due to permanent differences offsetting the Company's taxable income.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased by $3.7 million from year-end 1995 to $9.8 million at March 31, 1996. Cash and accounts receivable increased by $0.9 million and $1.1 million, respectively. The Company's current ratio of current assets to current liabilities was 1.8 at December 31, 1995 and 2.6 at March 31, 1996.

         Capital Expenditures. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. The Company's 1996 capital expenditure budget is $30 million, of which over $20 million is committed to drilling. Funding for the Company's exploration and development activities and its working capital obligations is provided primarily by internally-generated cash flow. The Company budgets its capital expenditures based on projected cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

         During the first quarter of 1996, the Company's borrowings increased by $7 million as a result of the Company's acquisition of certain producing properties and undeveloped acreage for $9.7 million.

         Capital Resources. The Company's capital resources consist of cash flow from operating activities and funds available under its bank Credit Facility. On September 7, 1995, the Company arranged a new bank Credit Facility which is an unsecured $250 million revolving credit agreement that is due September 7, 1999. The new facility is provided by seven banks, led by Bank One, Texas as agent and Texas Commerce Bank National Association as co-agent. The Borrowing Base, as defined, is currently set at $135 million, and is subject to semi-annual redetermination. Outstanding borrowings were $95 million at March 31, 1996.

         The Credit Facility provides the option of borrowing at floating interest rates based on Bank One's base rate or at a Eurodollar option based on the London Interbank Offered Rates ("LIBOR") plus 3/4 of 1% to 1.25%, depending on the outstanding loan balance. Interest is paid quarterly or at the end of each interest period. The current weighted average interest rate is 6.36% The Company also incurs a commitment fee of 1/4 of 1% on the unused portion of the Borrowing Base. In addition, the Credit Facility also contains customary restrictive covenants, including restrictions on the payment of dividends in excess of 50% of the Company's annual net income, and requires the Company to maintain certain financial ratios.

         The Company has historically funded its operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. The Company believes that cash flow from operations and the borrowing availability under the Credit Facility will be sufficient to meet its anticipated capital requirements for 1996. However, because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and the prices received for natural gas and oil, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures.

         In general, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its development, acquisition and exploration activities.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4, 5 & 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 1996.


                       HUGOTON ENERGY CORPORATION
                            (Registrant)




Date: May 13, 1996     /s/ W. Mark Womble
      -------------    ---------------------------------------------------------
                       W. Mark Womble, Executive Vice President, Chief Financial
                          Officer and Director
                       (Chief Financial Officer and Duly Authorized Officer)

        EXHIBIT  INDEX



   27  --  Financial Data Schedule