Form 10-K/A
period 1995-12-31
HUGOTON ENERGY CORP
filed 1996-05-23
CIK 914144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K / A
    [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal year ended    DECEMBER 31, 1995

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number  0-23166

                           HUGOTON ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

          KANSAS                           48-1036256         301 N. MAIN, SUITE 1900, WICHITA, KANSAS       67202
(State or other jurisdiction             (I.R.S. Employer     (Address of principal executive offices)     (Zip Code)
of incorporation or organization)        Identification No.)

       Registrant's telephone number, including area code (316) 262-1522

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                 ON WHICH REGISTERED
           -------------------                 -------------------
                  None                                 None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)


                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following exhibit to its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:



        Item 14  Exhibits, Financial Statement Schedules, and Reports
                                 on Form 8-K

================================================================================

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1) and (2) Financial Statements and Schedules:

         See Index to Financial Statements, Supplemental Data, and Financial Statement Schedules which appears on page A-1 herein.

         (3) Exhibits: The following documents are filed as exhibits to this report.

                   2.1     --   Agreement and Plan of Merger, dated May 26,
                                1995, by and among Hugoton Energy Corporation,
                                Oil & Gas, Inc. and Hugoton Exploration
                                Corporation (Incorporated by reference to
                                Exhibit 4.4 of the Registrants Registration
                                Statement on Form S-3, Registration No.
                                33-97366)

                   2.2     --   Amendment to Agreement and Plan of Merger,
                                dated August 3, 1995 by and among Hugoton
                                Energy Corporation, Consolidated Oil & Gas,
                                Inc. and Hugoton Exploration Corporation

                   3.1     --   Restated Articles of Incorporation of the
                                Company

                   3.2     --   Bylaws of the Company, as amended

                   4.1     --   Specimen Common Stock certificate
                                (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form
                                S-1,  Registration No. 33-70924)

                  10.1     --   Employment Agreement, dated September 1, 1995
                                between the Company and Floyd C. Wilson

                  10.2     --   Purchase Agreement, dated as of June 30, 1993,
                                by and between the Company and Prudential
                                Insurance Company of America (Incorporated by reference to Exhibit 10.11 of the Registrant's
                                Registration Statement on Form S-1,
                                Registration No. 33-70924)

                  10.3     --   1993 Stock Option Plan (Incorporated by
                                reference to Exhibit 10.12 of the Registrant's
                                Registration Statement on Form S-1,
                                Registration No. 33-70924)

                  10.4     --   401(k) Employee Benefit Plan (Incorporated by
                                reference to Exhibit 10.13 of the Registrant's
                                Registration Statement on Form S-1,
                                Registration No. 33-70924)

                  10.5     --   Nonemployee Directors' Stock Option Plan
                                (Incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form
                                S-1, Registration No. 33-70924)


                  10.6     --   Real Estate Purchase Contract, dated as of May
                                26, 1993, between the Company and Pat O'Rourke
                                Title Company (Incorporated by reference to Exhibit 10.29 of the Registrant's Registration
                                Statement on Form S-1, Registration No.
                                33-70924)

                  10.7     --   1995 Stock Option Plan (Incorporated by
                                reference to Exhibit 4.1 of the Registrants
                                Registration Statement on Form S-8,
                                Registration No. 33-97092)

                  10.8     --   Loan Agreement, dated September 7, 1995, by and
                                among the Company, Amgas Corporation, Hugoton
                                Exploration Corporation, Tiffany Gathering Inc.
                                ., Bank One, Texas N.A., Texas Commerce Bank
                                National Association, Bank of Montreal, Wells
                                Fargo Bank, National Association, Meespierson
                                N.V., Credit Lyonnais Cayman Island Branch and
                                Bank of Scotland, and Bank One, Texas N.A. as
                                Agent, and Texas Commerce Bank National
                                Association as Co-agent


                  10.9     --   First Amendment to Loan Agreement dated January
                                22, 1996, by and among the Company, Amgas
                                Corporation, Hugoton Exploration Corporation,
                                HEC Trading Company, Tiffany Gathering, Inc.,
                                Bank One, Texas N.A., Texas Commerce Bank
                                National Association, Bank of Montreal, Wells
                                Fargo Bank, National Association, Meespierson
                                N.V., Credit Lyonnais Cayman Island Branch and
                                Bank of Scotland, and Bank One, Texas N.A. as
                                Agent, and Texas Commerce Bank National
                                Association as Co-agent

                 10.10     --   Purchase and sale agreement dated June 1, 1995
                                by and between Mobil Oil Corporation and the Company

                 10.11     --   Shareholder Agreement dated May 26, 1995, by
                                and among the Company, Consolidated Oil & Gas,
                                Inc. and Odyssey Partners, L.P.

                 10.12     --   Agreement of Shareholders dated September 7,
                                1995, by and among the Company, First Reserve
                                Fund V, Limited Partnership, First Reserve
                                Secured Energy Assets Fund, Limited
                                Partnership, American Gas & Oil Investors,
                                Limited Partnerships, AmGO II, Limited
                                Partnership, AmGO III, Limited Partnership, J.
                                W. Decker, COMDISCO, Inc., Odyssey Partners, L.
                                P. and Floyd C. Wilson

                 10.13     --   Registration Rights Agreement dated September
                                7, 1995, by and among the Company Hugoton
                                Energy Corporation, Odyssey Partners, L.P.,
                                Cramer, Rosenthal, McGlynn, Inc., American Gas
                                & Oil Investors, AmGO II, AmGO III, First
                                Reserve Secured Energy Assets Fund, First
                                Reserve Fund V, COMDISCO, Inc. and Floyd C.
                                Wilson

                  21.1     --   List of subsidiaries of the Company

                 *23.1     --   Consent of Ernst & Young LLP

                  23.2     --   Consent of Ryder Scott Company

                  24.1     --   Power of Attorney (included on the signature
                                page to this Registration Statement)
                                (Incorporated by reference to Exhibit 24.1 of the Registrant's Registration Statement on Form
                                S-1, Registration No. 33-70924)

    (b) Reports on Form 8-K:    The Company filed no report on Form 8-K during
                                the quarter ended December 31, 1995.


    * Filed herewith

                                   SIGNATURE


                                       HUGOTON ENERGY CORPORATION
                                       (Registrant)
                                       By



         DATE:  May 21, 1996           /s/ W. Mark Womble
                                       -----------------------------------------
                                       W. Mark Womble
                                       Executive Vice President, Chief Financial
                                       Officer and Director

                              INDEX TO EXHIBITS




23.1     --   Consent of Ernst & Young LLP