Form 10-Q
period 1996-06-30
HUGOTON ENERGY CORP
filed 1996-08-14
CIK 914144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended JUNE 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number  0-23166




                      [HUGOTON ENERGY CORPORATION LOGO]
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]




Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:



                CLASS                         OUTSTANDING AS OF JULY 31, 1996
        Common stock, no par value                       19,697,036

================================================================================

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION (UNAUDITED)                                PAGE

          Item 1.   Consolidated Financial Statements

                    Consolidated Statements of Operations for
                      the three months and six months ended
                      June 30, 1996 and 1995                                 3

                    Consolidated Balance Sheets at June 30,
                      1996 and December 31, 1995                             4

                    Consolidated Statements of Cash Flows for
                      the six months ended June 30, 1996 and 1995            5

                    Notes to Consolidated Financial  Statements              6

          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of   Operations       7


PART II      OTHER INFORMATION                                              11

SIGNATURE                                                                   12

                        PART I. FINANCIAL INFORMATION
                  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          HUGOTON ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
REVENUES:                                      1996               1995              1996               1995
                                          ---------------------------------    --------------------------------
 Oil and Gas                                $ 15,899,855     $   5,694,896     $  31,473,730     $  11,377,878
 Gas plant                                       409,026           419,488           919,138           881,074
 Gain on certain gas swap contracts                   --                --             9,754                --
                                          ---------------------------------------------------------------------
TOTAL REVENUES                                16,308,881         6,114,384        32,402,622        12,258,952
                                          ---------------------------------------------------------------------

EXPENSES:
 Production
   Lease operations                            4,039,902         1,458,885         8,364,605         2,826,355
   Production and severance tax                  720,830           304,954         1,582,208           612,424
   Gathering, transportation and other           684,260            76,715           847,356           182,652
 Gas plant                                       353,502           272,681           692,500           504,149
 Exploration                                     372,904           520,624           507,184           700,648
 General and administrative                    1,587,880           865,387         3,355,763         1,597,492
 Depreciation, depletion, amortization         6,032,581         2,179,470        12,271,621         4,303,586
                                          ---------------------------------------------------------------------
TOTAL EXPENSES                                13,791,859         5,678,716        27,621,237        10,727,306
                                          ---------------------------------------------------------------------
OPERATING INCOME                               2,517,022           435,668         4,781,385         1,531,646

OTHER INCOME (EXPENSES):
 Interest                                     (1,452,752)       (1,023,412)       (2,980,717)       (2,151,265)
 Other                                            66,687           145,475            89,609           225,218
                                          ---------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                 (1,386,065)         (877,937)       (2,891,108)       (1,926,047)
                                          ---------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES              1,130,957          (442,269)        1,890,277          (394,401)
Provision for income taxes                       429,763                --           718,305                --
                                          ---------------------------------------------------------------------
NET INCOME (LOSS)                           $    701,194     $    (442,269)    $   1,171,972      $   (394,401)
                                          =====================================================================
NET INCOME (LOSS) PER COMMON SHARE          $        .04     $        (.04)    $         .06     $        (.04)
                                          =====================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                           19,697,036        10,606,300        19,697,036        10,606,300
                                          =====================================================================

See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                         JUNE 30,         DECEMBER 31,
                                                                           1996               1995
                                                                      ---------------------------------
ASSETS
CURRENT ASSETS:
 Cash                                                                 $    5,521,633    $     3,913,958
 Accounts receivable                                                      10,026,723          8,858,755
 Other                                                                       729,197          1,096,593
                                                                      ---------------------------------
TOTAL CURRENT ASSETS                                                      16,277,553         13,869,306
                                                                      ---------------------------------

PROPERTIES AND EQUIPMENT, AT COST (SUCCESSFUL EFFORTS METHOD)
 Proved properties                                                       238,808,589        232,173,312
 Unproved properties                                                      24,209,111          7,313,784
 Gas plant and gathering system                                            1,451,074          2,976,216
 Other                                                                     5,885,185          5,611,679
                                                                      ---------------------------------
                                                                         270,353,959        248,074,991
                                                                      ---------------------------------
 Less accumulated depreciation, depletion and amortization               (42,518,775)       (30,728,018)
                                                                      ---------------------------------
                                                                         227,835,184        217,346,973
                                                                      ---------------------------------

OTHER ASSETS, NET                                                          2,472,166          3,438,656
                                                                      ---------------------------------

TOTAL ASSETS                                                          $  246,584,903      $ 234,654,935
                                                                      =================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                     $    3,183,869      $   4,439,487
 Accrued property taxes payable                                              900,000            528,458
 Accrued liabilities                                                         831,277            831,359
 Accrued swap contract liability                                                  --          1,646,269
 Accrued interest payable                                                    911,295            341,177
                                                                      ---------------------------------
TOTAL CURRENT LIABILITIES                                                  5,826,441          7,786,750
                                                                      ---------------------------------

LONG-TERM DEBT                                                           100,000,000         88,000,000

DEFERRED INCOME TAXES                                                     11,513,067         10,794,762
OTHER DEFERRED LIABILITIES                                                   750,000            750,000

COMMITMENTS AND CONTINGENCIES                                                     --                 --

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 10,000,000 shares authorized,
   none issued and outstanding                                                    --                 --
 Common Stock, no par value, 100,000,000 shares authorized,
   19,697,036 shares issued and outstanding (19,697,036 in 1995)             196,970            196,970
 Paid-in capital                                                         134,541,050        134,541,050
 Retained deficit                                                         (6,242,625)        (7,414,597)
                                                                      ---------------------------------
TOTAL SHAREHOLDERS' EQUITY                                               128,495,395        127,323,423
                                                                      ---------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  246,584,903      $ 234,654,935
                                                                      =================================

See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                 1996              1995
                                                                         -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $      1,171,972      $    (394,401)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
   Depreciation, depletion, and amortization                                   12,271,621          4,303,586
   Gain on sale of marketable securities                                               --            (72,541)
   Loss on sale of properties                                                          --             34,210
   Gain on sale of other property and equipment                                   (69,591)           (20,580)
   Deferred income taxes                                                          718,305                 --
   Other non-cash charges                                                         109,166                 --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Income tax receivable                                                               --            878,398
   Accounts receivable                                                         (1,167,968)            70,519
   Other current assets                                                           367,396            (65,580)
   Other                                                                          547,741             (7,571)
   Accounts payable                                                            (1,255,618)        (1,627,930)
   Accrued liabilities                                                            941,578           (716,617)
   Accrued swap contract liability                                             (1,646,269)                --
   Deferred liabilities                                                                --            150,000
                                                                         -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      11,988,333          2,531,493
                                                                         -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to properties and equipment                                      (28,682,284)       (17,749,469)
   Proceeds from sales of marketable securities                                        --         11,157,602
   Proceeds from sale of proved properties and other assets                     6,301,626            128,289
   Net change in note receivable                                                       --            (27,691)
                                                                         -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (22,380,658)        (6,491,269)
                                                                         -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                                                   22,000,000         13,000,000
Repayment of long term debt                                                   (10,000,000)       (10,000,000)
                                                                         -----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      12,000,000          3,000,000
                                                                         -----------------------------------

Net increase (decrease) in cash                                                 1,607,675           (959,776)

Cash at beginning of period                                                     3,913,958          1,666,032
                                                                         -----------------------------------
Cash at end of period                                                     $     5,521,633     $      706,256
                                                                         ===================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                             $     2,560,803     $    2,791,358

See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements at June 30, 1996 and for the six month period then ended are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 1996.


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

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                         JUNE 30, 1995              JUNE 30, 1995
                                         -------------            ----------------
                                     (IN THOUSANDS, EXCEPT      (IN THOUSANDS, EXCEPT
                                        PER SHARE DATA)            PER SHARE DATA)
    Unaudited pro forma information:

    Revenues  . . . . . . . . . . . .     $     14,782             $   31,184

    Net loss  . . . . . . . . . . . .     $     (1,471)            $     (563)

    Net loss per share  . . . . . . .     $       (.07)            $     (.03)

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

         Through June 30, 1996, the Company has drilled 22 wells and successfully completed 17 wells for a success rate of 77%. The Company has drilled three wells on its Austin Chalk acreage, is presently drilling the fourth well and has plans to drill up to nine additional wells in the Austin Chalk Trend during the remainder of 1996.

CURRENT DEVELOPMENTS

         1996 Acquisitions and Sales of Properties

         On June 20, 1996, the Company purchased a 50% working interest for $12.9 million in approximately 95,000 gross acres in the Austin Chalk Trend in Louisiana. This acreage acquisition, coupled with the January 1, 1996 acreage acquisition mentioned below, presents the Company with a total of approximately 135,000 gross acres in the Austin Chalk Trend to explore, on which the Company has preliminarily identified 24 drilling locations.

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

         On January 1, 1996, the Company purchased a group of producing oil and gas properties and undeveloped acreage for $9.7 million from a privately-held company that operates the properties. The producing properties and acreage are located in Southeast Texas and established a presence for the Company in the Austin Chalk trend. The acquisition included eight producing wells and 35,000 gross acres, of which the Company's working interest is 25% and 50% respectively.

    RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company for the periods shown:

                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          1996         1995                1996        1995
                                          ----         ----               -----       -----
Net production (1):
  Natural gas (MMCF)                      4,877       3,001                9,719        5,896
  Oil (MBBLS)                               405         122                  857          240
  Natural gas equivalents (MMCFE)         7,307       3,733               14,861        7,336

Average net daily production (1):
   Natural gas (MCF)                     53,596      32,983               53,402       32,576
   Oil (BBLS)                             4,453       1,342                4,706        1,325
   Natural gas equivalents (MCFE)        80,314      41,035               81,638       40,526

Average sales price per unit (2):
 Natural Gas ($/MCF)                      $1.78       $1.20                $1.70        $1.21
 Oil ($/BBL)                              17.84       17.21                17.42        16.88
 Natural gas equivalents ($/MCFE)          2.18        1.53                 2.12         1.52
- --------------

    (1) Net production and average net daily production excludes NGLs and natural gas purchased by AmGas (100% owned subsidiary of the Company) from and sold to unrelated third parties.
    (2) Average prices received from sales of natural gas include revenues attributable to NGLs as the Company has not historically accounted separately for production or revenues attributable to NGLs.

         Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Net Income or Loss and Cash Flow from Operating Activities. For the three months ended June 30, 1996, the Company reported net income of $0.7 million, or $.04 per share, on total revenue of $16.3 million. This compares to a net loss of $0.4 million, or $.04 per share, on total revenues of $6.1 million for the three months ended June 30, 1995. Cash flows from operating activities for the three months ended June 30, 1996 increased to $7.6 million from $2.5 million for the same period in 1995. The increase in net income and cash flows for 1996 is largely attributable to the impact of the addition of the properties acquired in the COG acquisition completed in September of 1995, higher prices per MCFE received by the Company ($2.18 in 1996 vs. $1.53 in 1995), and the continued success of the Company's drilling program. The Company's net income, cash flow and realized oil and natural gas prices for the second quarter of 1996 were negatively impacted by oil and natural gas swap contracts whereby net income was reduced by $1.7 million for the three months ended June 30, 1996.

         Oil and Gas Revenues. Revenues from oil and gas operations totaled $15.9 million for the three months ended June 30, 1996 as compared to $5.7 million for the same period during 1995, representing a 179% increase. The increase from 1995 to 1996 is attributed to the significant increase in oil and natural gas prices during the second quarter of 1996 versus 1995 as well as the inclusion of the COG and Mobil acquisition properties respectively and the continued success of the Company's drilling program.

         Production Expense. Production expense for the three months ended June 30, 1996, increased to $5.4 million compared to $1.8 million during the same period of 1995. This reflects the addition of a substantial number of wells (through the COG and Mobil acquisitions and the Company's drilling program), and the increase in the oil component of the Company's production.

         General and Administrative Expense. General and administrative expense increased to $1.6 million in the three month period ended June 30, 1996, compared to $0.9 million for the same period in 1995. This increase reflects the continued expansion of the Company's operations and the associated costs of additional personnel;

however; these expenses declined when expressed as a percentage of revenues reflecting the Company's efforts to acquire properties that can be incorporated into its existing property base with minimal incremental general and administrative expense.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the three months ended June 30, 1996 was $6.0 million compared to $2.2 million for the same period of 1995. The increase in the Company's DD&A expense is mainly due to higher production levels in 1996 compared to 1995 and the result of increased DD&A rates resulting from the application of the fair market value basis allocated to proved oil and gas properties acquired from COG.

         Income Taxes. For the three months ended June 30, 1996, the Company recorded a tax provision of $0.4 million compared to no provision or benefit for the same period of 1995. The provision recorded in 1996 reflects an effective tax rate of 38%. No tax benefit or provision was recorded in 1995 due to permanent differences offsetting the Company's taxable income.

       Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Net Income or Loss and Cash Flow from Operating Activities. For the six months ended June 30, 1996, the Company reported net income of $1.2 million, or $.06 per share, on total revenue of $32.4 million. This compares to a net loss of $0.4 million, or $.04 per share, on total revenues of $12.3 million for the six months ended June 30, 1995. Cash flows from operating activities for the six months ended June 30, 1996 increased to $12.0 million from $2.5 million for the same period in 1995. The increase in net income and cash flows for 1996 is largely attributable to the impact of the addition of the properties acquired in the COG acquisition completed in September of 1995, higher prices per MCFE received by the Company ($2.12 in 1996 vs. $1.52 in 1995), and the continued success of the Company's drilling program. The Company's net income, cash flow and realized oil and natural gas prices for first six months of 1996 were negatively impacted by oil and natural gas swap contracts whereby net income was reduced by $2.5 million for the six months ended June 30, 1996.

         Oil and Gas Revenues. Revenues from oil and gas operations totaled $31.5 million for the six months ended June 30, 1996 as compared to $11.4 million for the same period during 1995, representing a 176% increase. The increase from 1995 to 1996 is attributed to the significant increase in oil and natural gas prices during the first six months of 1996 versus 1995 as well as the inclusion of the COG and Mobil acquisition properties respectively and the continued success of the Company's drilling program.

         Production Expense. Production expense for the six months ended June 30, 1996, increased to $10.8 million compared to $3.6 million during the same period of 1995. This reflects the addition of a substantial number of wells (through the COG and Mobil acquisitions and the Company's drilling program), and the increase in the oil component of the Company's production.

         General and Administrative Expense. General and administrative expense increased to $3.4 million in the six month period ended June 30, 1996, compared to $1.6 million for the same period in 1995. This increase reflects the continued expansion of the Company's operations and the associated costs of additional personnel; however; these expenses declined when expressed as a percentage of revenues reflecting the Company's efforts to acquire properties that can be incorporated into its existing property base with minimal incremental general and administrative expense.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the six months ended June 30, 1996 was $12.3 million compared to $4.3 million for the same period of 1995. The increase in the Company's DD&A expense is mainly due to higher production levels in 1996 compared to 1995 and the result of increased DD&A rates resulting from the application of the fair market value basis allocated to proved oil and gas properties acquired from COG.

         Income Taxes. For the six months ended June 30, 1996, the Company recorded a tax provision of $0.7 million compared to no provision or benefit for the same period of 1995. The provision recorded in 1996 reflects an effective tax rate of 38%. No tax benefit or provision was recorded in 1995 due to permanent differences offsetting the Company's taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased by $4.4 million from year-end 1995 to $10.5 million at June 30, 1996. Cash and accounts receivable increased by $1.6 million and $1.2 million, respectively. The Company's current ratio of current assets to current liabilities was 1.8 at December 31, 1995 and 2.8 at June 30, 1996.

         Capital Expenditures. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. The Company's 1996 capital expenditure budget has been increased to $32 million, of which over $20 million has been committed to drilling. Through June 30, 1996, the Company has expended $22.6 for acquisitions and $5.1 on its drilling program. Funding for the Company's exploration and development activities and its working capital obligations is provided primarily by internally-generated cash flow. The Company budgets its capital expenditures based on projected cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

         During the first six months of 1996, the Company's borrowings increased by $12 million as a result of acquisitions by the Company's of certain producing properties and undeveloped acreage totaling $22.6 million. The additional monies needed to fund these transactions was generated through internal cash flows and the proceeds from property sales during 1996.

         Capital Resources. The Company's capital resources consist of cash flow from operating activities and funds available under its bank Credit Facility. On September 7, 1995, the Company arranged a new bank Credit Facility which is an unsecured $250 million revolving credit agreement that is due September 7, 1999. The new facility is provided by seven commercial banks, led by Bank One, Texas as agent and Texas Commerce Bank National Association as co-agent. The Borrowing Base, as defined in the credit agreement, is currently set at $135 million, and is subject to semi-annual redetermination.
Outstanding borrowings were $100 million at June 30, 1996.

         The Credit Facility provides the option of borrowing at floating interest rates based on Bank One's base rate or at a Eurodollar option based on the London Interbank Offered Rates ("LIBOR") plus 3/4 of 1% to 1.25%, depending on the outstanding loan balance. Interest is paid quarterly or at the end of each interest period. The current weighted average interest rate is 6.49% The Company also incurs a commitment fee of 1/4 of 1% on the unused portion of the Borrowing Base. In addition, the Credit Facility also contains customary restrictive covenants, including restrictions on the payment of dividends in excess of 50% of the Company's annual net income, and requires the Company to maintain certain financial ratios.

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

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 5 & 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held May 16, 1996, the following individuals were elected to the Board of Directors:

        Floyd C. Wilson - Class III director, term expires at annual meeting of stockholders in 1999
        A.  Mark Womble - Class III director, term expires at annual meeting of stockholders in 1999
        J. W. Decker    - Class III director, term expires at annual meeting of
                          stockholders in 1999

The following members of the Board of Directors had terms which continued after the meeting:

        Stephen Berger      - Class II director, term expires at annual
                              meeting of stockholders in 1997
        David H. Kennedy    - Class II director, term expires at annual
                              meeting of stockholders in 1997
        William E. Macaulay - Class II director, term expires at annual meeting of stockholders in 1997
        David S. Elkouri    - Class I director, term expires at annual
                              meeting of stockholders in 1998
        John T McNabb, II   - Class I director, term expires at annual
                              meeting of stockholders in 1998
        Alan J. Andreini    - Class I director, term expires at annual
                              meeting of stockholders in 1998

The following proposals were approved at the Company's Annual meeting:

                                                     Affirmative         Negative           Votes
                                                        Votes             Votes            Withheld
                                                     -----------         --------          --------
<S
1.  Election of three Class III directors to          13,296,014                0            4,735
    the Board of Directors

2.  Consider and approve the Hugoton Energy           13,119,941           46,657           27,035
    Corporation Amended and Restated 1993
    Nonemployee Directors' Stock Option Plan

3.  Consider and approve a Nonstatutory Stock         13,119,883           34,927           38,823
    Option Agreement between the Company
    and Jay W. Decker dated September 8, 1995

4.  Consider and ratify the appointment of            13,288,611            4,900            7,238
    Ernst & Young LLP as the independent
    accountants of the Company for the fiscal
    year ending December 31, 1996

                                   SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 1996.


                                   HUGOTON ENERGY CORPORATION
                                         (Registrant)




Date:  August 13, 1996             /s/ W. Mark Womble
     ---------------------         ---------------------------------------------
                                   W. Mark Womble, Executive Vice President,
                                       Chief Financial Officer and Director
                                   (Chief Financial Officer and
                                   Duly Authorized Officer)

                              INDEX TO EXHIBITS




EXHIBIT NO.                     DESCRIPTION
- -----------                     -----------

Exhibit 27                      Financial Data Schedule