Form 10-Q
period 1996-09-30
HUGOTON ENERGY CORP
filed 1996-11-14
CIK 914144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  SEPTEMBER 30, 1996

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

           CLASS                   OUTSTANDING AS OF OCTOBER 31, 1996
   Common Stock, no par value                      19,697,036

================================================================================

                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION (UNAUDITED)                                 PAGE

         Item 1. Consolidated Financial Statements

                 Consolidated Statements of Operations for the three
                  months and nine months ended September 30, 1996
                  and 1995                                                  3

                 Consolidated Balance Sheets at September 30, 1996
                  and December 31, 1995                                     4

                 Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1996 and 1995                  5

                 Notes to Consolidated Financial Statements                 6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7

PART II  OTHER INFORMATION                                                 11

SIGNATURE                                                                  12

Part I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           HUGOTON ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                      ---------------------            ---------------------
                                                        1996         1995               1996          1995
                                                      -------       -------            -------       -------
Revenues:
  Oil and Gas                                         $14,738       $ 8,899            $46,211       $20,277
  Gas Plant                                               465           379              1,384         1,260
  Loss on sales of properties                               -          (551)                 -          (585)
  Gain on certain gas swap contracts                        -             -                 10             -
                                                      -------       -------            -------       -------
Total revenues                                         15,203         8,727             47,605        20,952
                                                      -------       -------            -------       -------

Expenses:
  Production
       Lease operations                                 4,358         2,216             12,722         5,043
       Production and severance tax                       878           499              2,459         1,111
       Gathering, transportation and other                448            86              1,296           269
  Gas plant                                               353           243              1,046           747
  Exploration                                             527         1,236              1,034         1,937
  General and administrative                            1,520         1,219              4,876         2,816
  Depreciation, depletion, amortization                 5,936         3,745             18,207         8,049
                                                      -------       -------            -------       -------
Total expenses                                         14,020         9,244             41,640        19,972
                                                      -------       -------            -------       -------

Operating income (loss)                                 1,183          (517)             5,965           980

Other income (expenses):
  Interest                                             (1,561)       (1,400)            (4,542)       (3,551)
  Other                                                     4            15                 94           275
                                                      -------       -------            -------       -------
Total other income (expenses)                          (1,557)       (1,385)            (4,448)       (3,276)
                                                      -------       -------            -------       -------

Income (loss) before income taxes
  and extraordinary item                                 (374)       (1,902)             1,517        (2,296)
Provision (benefit) for income taxes                     (142)         (496)               576          (496)
Income (loss) before
  extraordinary item                                     (232)       (1,406)               941        (1,800)
                                                      -------       -------            -------       -------
Extraordinary item-loss from early
  extinguishment of debt, net of tax                        -          (136)                 -          (136)
Net income (loss)                                     $  (232)      $(1,542)           $   941       $(1,936)
                                                      =======       =======            =======       =======
Income (loss) per common share:
Income (loss) before extraordinary item               $ (0.01)      $ (0.11)           $  0.05       $ (0.16)
                                                      =======       =======            =======       =======
Extraordinary item                                    $  0.00       $ (0.01)           $  0.00       $ (0.01)
                                                      =======       =======            =======       =======
Net income (loss) per common share                    $ (0.01)      $ (0.12)           $  0.05       $ (0.17)
                                                      =======       =======            =======       =======
Weighted average number of common
  shares outstanding                                   19,697        12,978             19,697        11,405
                                                      =======       =======            =======       =======


  See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1996             1995
                                                                        -------------     ------------
                         ASSETS
Current assets:
  Cash                                                                    $  3,103         $  3,914
  Accounts receivable                                                       11,018            8,859
  Other                                                                      1,222            1,096
                                                                          --------         --------
Total current assets                                                        15,343           13,869
                                                                          --------         --------
Properties and equipment, at cost (successful efforts method)
  Proved properties                                                        241,492          232,173
  Unproved properties                                                       24,800            7,314
  Gas plant                                                                  1,477            2,976
  Other                                                                      6,178            5,612
                                                                          --------         --------
                                                                           273,947          248,075
  Less accumulated depreciation, depletion and amortization                (48,165)         (30,728)
                                                                          --------         --------
                                                                           225,782          217,347
                                                                          --------         --------

Other assets, net                                                            2,170            3,439
                                                                          --------         --------
Total Assets                                                              $243,295         $234,655
                                                                          ========         ========
          Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                                        $  4,927         $  4,440
  Accrued property taxes payable                                             1,350              529
  Accrued liabilities                                                          914              831
  Accrued swap contract liability                                                -            1,646
  Accrued interest payable                                                     734              341
                                                                          --------         --------
Total current liabilities                                                    7,925            7,787
                                                                          --------         --------

Long-term debt                                                              95,000           88,000

Deferred income taxes                                                       11,371           10,795

Other deferred liabilities                                                     735              750

Commitments and contingencies                                                    -                -

Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares authorized,
    none issued and outstanding                                                  -                -
  Common Stock, no par value, 100,000,000 shares authorized,
    19,697,036 shares issued and outstanding (19,697,036                       197              197
  Paid-in capital                                                          134,541          134,541
  Retained deficit                                                          (6,474)          (7,415)
                                                                          --------         --------
Total shareholders' equity                                                 128,264          127,323
                                                                          --------         --------
Total Liabilities and Shareholders' Equity                                $243,295         $234,655
                                                                          ========         ========


See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                      1996              1995
                                                                    --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $    941         $  (1,936)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
        OPERATING ACTIVITIES:
  Depreciation, depletion, and amortization                           18,207             8,049
  Gain on sale of marketable securities                                    -               (73)
  Loss on sale of properties                                               -               585
  Gain on sale of other property and equipment                           (76)              (21)
  Deferred income taxes                                                  576              (496)
  Other non-cash charges                                                 166                 -
  Extraordinary loss from early extinguishment of debt                     -               136

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                                 (2,159)             (179)
  Other current assets                                                  (126)             (168)
  Other                                                                  784               (50)
  Accounts payable                                                       487            (1,186)
  Accrued liabilities                                                  1,297                67
  Accrued swap contract liability                                     (1,646)                -
  Deferred liabilities                                                   (15)              225
                                                                    --------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             18,436             4,953
                                                                    --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Consolidated Oil & Gas, net of cash acquired                 -           (28,799)
  Additions to properties and equipment                              (33,512)          (18,915)
  Proceeds from sales of marketable securities                             -            11,158
  Proceeds from sale of proved properties and other assets             7,265               326
                                                                    --------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                (26,247)          (36,230)
                                                                    --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                                        22,000           110,000
  Repayment of long term debt                                        (15,000)          (75,000)
  Increase in debt issue costs                                             -              (250)
                                                                    --------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              7,000            34,750
                                                                    --------         ---------

Net increase (decrease) in cash                                         (811)            3,473

Cash at beginning of period                                            3,914             1,666
                                                                    --------         ---------
Cash at end of period                                               $  3,103         $   5,139
                                                                    ========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                     $  4,408         $   3,957

See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements at September 30, 1996 and for the nine month period then ended are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 1996.


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

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30, 1995         SEPTEMBER 30, 1995
                                                ------------------         ------------------
                                               (IN THOUSANDS, EXCEPT      (IN THOUSANDS, EXCEPT
                                                  PER SHARE DATA)            PER SHARE DATA)
        Unaudited pro forma information:

        Revenues  . . . . . . . . . . . .             $    13,864              $     45,030

        Net loss  . . . . . . . . . . . .             $    (1,811)             $     (1,358)

        Net loss per share  . . . . . . .             $      (.09)             $       (.07)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Hugoton Energy Corporation, a Kansas corporation, (together with its subsidiaries, "the Company") is an independent oil and natural gas company engaged in the exploration for and the development, production and acquisition of oil and natural gas. The Company's properties are primarily located in the four states of Kansas, Oklahoma, Texas and North Dakota. The Company is one of the most active independent operators in the Hugoton Field and has recently expanded its operations to other significant basins in the United States.

         Through September 30, 1996, the Company participated in the drilling of 35 wells of which 27 were successfully completed for a success rate of 77%. The Company plans to drill approximately 35 additional wells during the fourth quarter of 1996.

CURRENT DEVELOPMENTS

         1996 Acquisitions and Sales of Properties

         On June 20, 1996, the Company purchased a 50% working interest for $12.9 million in approximately 95,000 gross acres in the Austin Chalk Trend in Louisiana. This acreage acquisition, coupled with the January 1, 1996 acreage acquisition mentioned below and various acreage acquired in the third quarter, presents the Company with a total of 148,000 gross acres in the Austin Chalk Trend to explore.

         On April 29, 1996, the Company sold its interest in a group of non-strategic producing gas properties and a gas gathering and salt water disposal system located in Southern Colorado and Northern New Mexico to a major oil company for $4.5 million.

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

    RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company for the periods shown:

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                            1996               1995         1996              1995
                                            ----               ----         ----              ----
Net production(1):
  Natural gas (MMCF)                        4,711              4,001       14,430             9,897
  Oil (MBBLS)                                 411                253        1,268               493
  Natural gas equivalents (MMCFE)           7,177              5,519       22,038            12,855

Average net daily production(1):
  Natural gas (MCF)                        51,208             43,485       52,665            36,252
  Oil (BBLS)                                4,473              2,755        4,628             1,807
  Natural gas equivalents (MCFE)           78,046             60,015       80,433            47,094

Average sales price per unit(2):
  Natural Gas ($/MCF)                       $1.54              $1.21        $1.65             $1.21
  Oil ($/BBL)                               18.16              16.01        17.66             16.43
  Natural gas equivalents ($/MCFE)           2.05               1.61         2.10              1.56

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

         Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Net Income or Loss and Cash Flow from Operating Activities. The Company reported a net loss of $0.2 million, or $.01 per share, on total revenue of $15.2 million for the three months ended September 30, 1996. This compares to a net loss of $1.5 million, or $.12 per share, on total revenues of $8.7 million for the three months ended September 30, 1995. Cash flows from operating activities for the three months ended September 30, 1996 increased to $6.4 million from $2.4 million for the same period in 1995. The decrease in the net loss and the increase in cash flows for 1996 is largely attributable to the impact of the addition of the properties acquired in the COG acquisition completed in September of 1995, higher average sales prices and the continued success of the Company's drilling program. The Company's net income, cash flows and average sales prices for the third quarter of 1996 were significantly impacted by the Company's oil and natural gas swap contracts, resulting in pre-tax income being reduced by $3.2 million for the three months ended September 30, 1996.

         Oil and Gas Revenues. Revenues from oil and gas operations increased by 65% to $14.7 million for the three months ended September 30, 1996 compared to $8.9 million for the same period during 1995. The increase is attributed to the higher oil and natural gas prices, the inclusion of the COG acquisition properties and the continued success of the Company's drilling program.

         Production Expense. Production expense for the three months ended September 30, 1996, increased to $5.7 million compared to $2.8 million during the same period of 1995. This increase reflects the addition of a substantial number of wells, through the COG acquisition and the Company's drilling program, and the increase in the oil component of the Company's production from the previous period.

         General and Administrative Expense. General and administrative expense increased to $1.5 million in the three month period ended September 30, 1996, compared to $1.2 million for the same period in 1995. This increase reflects the continued expansion of the Company's operations; however, these expenses declined when expressed as a percentage of revenues.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the three months ended September 30, 1996 was $5.9 million compared to $3.7 million for the same period of 1995.
The increase is mainly due to higher production levels in 1996 compared to 1995 and the result of increased DD&A rates resulting from the application of the fair market value basis allocated to proved oil and gas properties acquired from COG, which bear a higher unit of production DD&A rate than the Company's other producing properties.

         Income Taxes. For the three months ended September 30, 1996, the Company recorded a tax benefit of $0.1 million compared to a tax benefit of $0.5 million for the same period of 1995. The benefit recorded in 1996 represents the Company's net loss for the three months ended at the effective tax rate of 38%.

         Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Net Income or Loss and Cash Flow from Operating Activities. The Company reported net income of $0.9 million, or $.05 per share, on total revenue of $47.6 million for the nine months ended September 30, 1996. This compares to a net loss of $1.9 million, or $.17 per share, on total revenues of $21.0 million for the nine months ended September 30, 1995. Cash flows from operating activities increased to $18.4 million from $5.0 million for the nine months ended September 30, 1996 compared to the same period in 1995. The increase in net income and cash flows for 1996 is largely attributable to the impact of the addition of the properties acquired in the COG acquisition completed in September, 1995, higher average sales prices and the continued success of the Company's drilling program. The Company's net income, cash flows and average sales prices for the first nine months of 1996 were significantly impacted by the Company's oil and natural gas swap contracts, resulting in pre-tax income being reduced by $6.7 million for the nine months ended September 30, 1996

         Oil and Gas Revenues. Revenues from oil and gas operations increased by 128% to $46.2 million for the nine months ended September 30, 1996 compared to $20.3 million for the same period during 1995. The increase is attributed to the higher oil and natural gas prices, the inclusion of the COG acquisition properties and the continued success of the Company's drilling program.

         Production Expense. Production expense for the nine months ended September 30, 1996, increased to $16.5 million compared to $6.4 million during the same period of 1995. This increase reflects the addition of a substantial number of wells, through the COG acquisition and the Company's drilling program, and the increase in the oil component of the Company's production.

         General and Administrative Expense. General and administrative expense increased to $4.9 million in the nine month period ended September 30, 1996, compared to $2.8 million for the same period in 1995. This increase reflects the continued expansion of the Company's operations; however, these expenses declined when expressed as a percentage of revenues.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the nine months ended September 30, 1996 was $18.2 million compared to $8.0 million for the same period of 1995. The increase is mainly due to higher production levels in 1996 compared to 1995 and the result of increased DD&A rates resulting from the application of the fair market value basis allocated to proved oil and gas properties acquired from COG, which bear a higher unit of production DD&A rate than the Company's other producing properties.

         Income Taxes. For the nine months ended September 30, 1996, the Company recorded a tax provision of $0.6 million compared to a tax benefit of $0.5 million for the same period of 1995. The provision recorded in 1996 represents the Company's net income for the nine months ended at the effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased by $1.3 million from year-end 1995 to $7.4 million at September 30, 1996. Cash decreased and accounts receivable increased by $0.8 million and $2.2 million, respectively. The Company's current ratio of current assets to current liabilities was 1.9 at September 30, 1996 and 1.8 at December 31, 1995.

         Capital Expenditures. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. The Company's 1996 capital expenditure budget has been increased to $40 million. Through September 30, 1996, the Company has expended $23.5 million for acquisitions and $7.5 million on its drilling program. Funding for the Company's exploration and development activities and its working capital obligations is provided primarily by internally-generated cash flow. The Company budgets its capital expenditures based on projected cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

         During the first nine months of 1996, the Company's net borrowings increased by $7 million as a result of acquisitions by the Company of certain producing properties and undeveloped acreage.

         Capital Resources. The Company's capital resources consist of cash flow from operating activities and funds available under its bank Credit Facility. On September 7, 1995, the Company arranged a new bank Credit Facility which is an unsecured $250 million revolving credit agreement that is due September 7, 1999. The new facility is provided by a group of seven commercial banks. The Borrowing Base, as defined, is currently set at $135 million, and is subject to semi-annual redetermination. Outstanding borrowings were $95 million at September 30, 1996.

         The Credit Facility provides the option of borrowing at floating interest rates based on the Agent Bank's base rate or at a Eurodollar option based on the London Interbank Offered Rates ("LIBOR") plus 3/4 of 1% to 1.25%, depending on the outstanding loan balance. Interest is paid quarterly or at the end of each interest period. The current weighted average interest rate is 6.52%. The Company also incurs a commitment fee of 1/4 of 1% on the unused portion of the Borrowing Base. The Credit Facility contains customary restrictive covenants, including restrictions on the payment of dividends and requires the Company to maintain certain financial ratios.

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

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Although the Company believes the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3 & 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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

The following proposals were approved at the Company's Annual meeting:

                                                     Affirmative          Negative          Votes
                                                        Votes              Votes           Withheld
                                                        -----              -----           --------
1.  Election of three Class III directors to          13,296,014                0            4,735
    the Board of Directors

2.  Consider and approve the Hugoton Energy           13,119,941           46,657           27,035
    Corporation Amended and Restated 1993
    Nonemployee Directors' Stock Option Plan

3.  Consider and approve a Nonstatutory Stock         13,119,883           34,927           38,823
    Option Agreement between the Company
    and Jay W. Decker dated September 8, 1995

4.  Consider and ratify the appointment of            13,288,611            4,900            7,238
    Ernst & Young LLP as the independent
    accountants of the Company for the fiscal
    year ending December 31, 1996

ITEM 5.  OTHER INFORMATION

Pursuant to the Stockholders' Agreement dated September 7, 1995, First Reserve Corporation has named Jonathan L. Linker as their Designated Director to replace David H. Kennedy, effective July 1, 1996.

                                   SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 1996.



                                  HUGOTON ENERGY CORPORATION
                                       (Registrant)




Date:  November 13, 1996           /s/ W. Mark Womble
     ---------------------        ---------------------------------------------
                                  W. Mark Womble, Executive Vice President,
                                  Chief Financial
                                     Officer and Director
                                  (Chief Financial Officer and Duly Authorized
                                  Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
