Form 10-K
period 1996-12-31
HUGOTON ENERGY CORP
filed 1997-02-21
CIK 914144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                                ------------ TO
                                  ------------

                         COMMISSION FILE NUMBER 0-23166

            [ LOGO]       HUGOTON ENERGY CORPORATION
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K     [ ]

     As of February 1, 1997, Registrant had outstanding 19,753,911 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 1, 1997 as reported on the NASDAQ National Market, was approximately $49,925,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Notice of Annual Meeting of Shareholders and Proxy Statement Dated April 10, 1997 (in Part III)

================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                      PART I
Item 1.   Business....................................................           3
Item 2.   Properties..................................................          13
Item 3.   Legal Proceedings...........................................          14
Item 4.   Submission of Matters to a Vote of Security Holders.........          14
                                     PART II
Item 5.   Market for Registrant's Common Stock and Related Shareholder
          Matters.....................................................          14
Item 6.   Selected Financial Data.....................................          15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................          16
Item 8.   Consolidated Financial Statements and Supplementary Data....          20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................          21
                                     PART III
Item 10.  Directors and Executive Officers of the Company.............          21
Item 11.  Executive Compensation......................................          21
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................          21
Item 13.  Certain Relationships and Related Transactions..............          21
                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................          21
Signatures............................................................          24
Financial Information.................................................  Appendix A

                                     PART I
ITEM 1. BUSINESS

OVERVIEW

     Hugoton Energy Corporation (the "Company") is a rapidly growing independent oil and natural gas company engaged in the exploration for and the development, exploitation, production and acquisition of oil and natural gas reserves and properties. The Company has historically been one of the most active independent operators in the Hugoton Field and has expanded its operations throughout the Mid-Continent area in Kansas, Oklahoma and Texas, and into the Permian Basin in West Texas and New Mexico, the Austin Chalk Trend of Texas and Louisiana and the Williston Basin in Montana and North Dakota. The Company intends to expand its reserve base by continuing its drilling and acquisition activities primarily in its four core areas. The Company focuses on exploring and developing properties that it believes possess significant upside potential, which can be realized through the application of 3-D seismic technology and traditional geologic studies, as well as advanced drilling and completion techniques.

     The Company has increased its proved reserves from 22 Bcfe at December 31, 1991 to 322 Bcfe at December 31, 1996. The proved reserves are 70% natural gas and are 77% proved developed producing, with a reserve-to-production ratio of 11 years, based on 1996 production. The Company operates 1,625 wells, representing 87% of its reserves. During the five years ended December 31, 1996, the Company added proved reserves equal to 500% of production at an average cost of $.66 per Mcfe. The Company's average net daily production has increased from 2.6 MMcfe during 1991 to 79.8 MMcfe during 1996.

     The Company's rapid growth is a result of its aggressive drilling and acquisition programs. During the last five years, the Company has drilled a total of 242 wells and completed 176 of them for a success ratio of 73%. This drilling program has added approximately 106 Bcfe of proved reserves, or 141% of production, at an average cost of $.37 per Mcfe.

     During the five year period ended December 31, 1996, the Company's acquisitions added over 270 Bcfe to proved reserves, or 359% of production, at an average cost of $.78 per Mcfe. The Company focuses on potential acquisitions within its core areas, but also considers selected opportunities in new areas. The Company's strategy is to acquire producing properties with operational control in oil and natural gas basins that offer significant exploitation, development and exploratory prospects. The Company's most significant acquisitions have been the purchase of the limited partnership interests in two oil and natural gas partnerships owned by The Prudential Insurance Company of America ("Prudential") in 1993 and the purchase of Consolidated Oil & Gas, Inc. ("COG") in 1995.

     The Company has accumulated an acreage position of approximately 567,000 net acres, including 165,000 net acres that were added during 1996. These acreage holdings are located in the Company's four core areas and have exploration and development opportunities with multiple pay horizons. The Company believes that it has sufficient drilling prospects in its acreage inventory to allow it to continue its drilling program through 1999, and it intends to continue to add acreage to its holdings. The Company's 1997 capital budget is $75 million, an increase of 63% over 1996 capital expenditures, and includes $50 million for the drilling of approximately 200 wells, $10 million for 3-D seismic and land costs and $15 million for small strategic acquisitions. In its 1997 drilling budget, the Company has assembled prospects with a wide range of risk profiles, with approximately 60% of the budget to be spent for relatively lower risk development drilling, and approximately 40% for exploratory drilling. The drilling budget will be expended 30% in the Hugoton Producing Area and other fields in the Mid-Continent areas, 30% in the Permian Basin, 20% in the Austin Chalk Trend, and 20% in the Williston Basin.

     The Company is incorporated in the State of Kansas, its principal executive offices are located at 301 North Main, Suite 1900, Wichita, Kansas 67202 and its telephone number is (316) 262-1522.

DRILLING

     The Company continues to aggressively develop and explore its extensive leasehold position and plans to drill approximately 200 wells during 1997.

     Infill and Development Drilling. The Company has drilled 93 infill and development wells during the last five years and achieved a success rate of 88%. The Company seeks to acquire properties that contain additional infill and development potential. These properties generally contain producing wells with multiple pay horizons that have not been fully developed.

     Field Extension and Exploratory Drilling. The Company has drilled 149 field extension and exploratory wells during the last five years and achieved a success rate of 63%. The Company continues to extend the limits of its producing fields as well as those owned by or acquired from others. In addition, the Company is involved in numerous exploration projects, including various 3-D seismic and horizontal drilling projects.

     The following table sets forth the wells drilled by the Company during the periods indicated:

                                                     YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------
                                              1996             1995             1994
                                          -------------    -------------    -------------
                                          GROSS    NET     GROSS    NET     GROSS    NET
                                          -----    ----    -----    ----    -----    ----
Infill and Development:
  Productive............................  30.0     23.9     5.0      2.3    22.0     21.0
  Non-Productive........................   1.0      0.1     4.0      3.0     2.0      1.3
                                          ----     ----    ----     ----    ----     ----
          Total.........................  31.0     24.0     9.0      5.3    24.0     22.3
                                          ====     ====    ====     ====    ====     ====
Field Extension and Exploratory:
  Productive............................  28.0     12.2    23.0     14.4    26.0     20.0
  Non-Productive........................   8.0      5.8     7.0      5.8    28.0     21.0
                                          ----     ----    ----     ----    ----     ----
          Total.........................  36.0     18.0    30.0     20.2    54.0     41.0
                                          ====     ====    ====     ====    ====     ====
Total:
  Productive............................  58.0     36.1    28.0     16.7    48.0     41.0
  Non-Productive........................   9.0      5.9    11.0      8.8    30.0     22.3
                                          ----     ----    ----     ----    ----     ----
          Total.........................  67.0     42.0    39.0     25.5    78.0     63.3
                                          ====     ====    ====     ====    ====     ====

     As of December 31, 1996, the Company had a working interest in 939 gross (446 net) natural gas wells and 1,320 gross (1,064 net) oil wells. At February 15, 1997, the Company was participating in the drilling of 5 wells.

GAS GATHERING AND PROCESSING

     The Company owns and operates the Kinsler gas gathering system and processing plant in Morton County, Kansas. The gathering system consists of more than 30 miles of pipelines and currently serves 28 wells, of which 24 are operated by the Company. The gathering system has a throughput capacity of approximately 10 MMcf per day. During the year ended December 31, 1996, the system gathered an average of 4.1 MMcf per day of natural gas.

     The processing plant is currently processing 2.3 MMcf per day and during the year ended December 31, 1996, the plant recovered an average of 9,000 gallons of NGLs per day. All gas delivered to the system is purchased by the Company at the wellhead at prices related to the Panhandle Eastern Pipe Line monthly index. All NGLs are trucked to the Jayhawk NGL pipeline and delivered to a Warren NGL, Inc. fractionation plant where they are sold at monthly average spot market prices. In August of 1996, the Company modified its downstream transportation arrangements and now all residue gas available after processing is delivered to PanEnergy Field Services and is marketed on the Panhandle Eastern Pipe Line system at spot market prices.

ACREAGE

     The table below describes the Company's developed and undeveloped leasehold acreage as of December 31, 1996. A substantial portion of the developed leasehold acreage is developed above 3,500 feet, but is undeveloped below 3,500 feet.

                            UNDEVELOPED ACREAGE   DEVELOPED ACREAGE      TOTAL ACREAGE
                            -------------------   -----------------   -------------------
                             GROSS       NET       GROSS      NET       GROSS       NET
                            --------   --------   -------   -------   ---------   -------
Hugoton/Mid-Continent.....   221,754    112,984   311,070   219,792     532,824   332,776
Permian Basin.............    19,616      4,208    44,074    34,712      63,690    38,920
Austin Chalk..............   149,583     68,136    12,147     3,339     161,730    71,475
Williston Basin...........   265,810    111,240    49,778    13,009     315,588   124,249
                             -------    -------   -------   -------   ---------   -------
          Total...........   656,763    296,568   417,069   270,852   1,073,832   567,420
                             =======    =======   =======   =======   =========   =======

     No possible or probable reserves have been assigned to the Company's undeveloped acreage. As is customary in the oil and gas industry, the Company can retain its interests in undeveloped acreage by drilling activity which establishes commercial production sufficient to maintain the leases, or by payment of delay rentals during the remaining primary term of such a lease. The Company paid $0.2 million in delay rentals for 1996 and projects an expense of approximately $1.7 million for 1997. The oil and natural gas leases in which the Company has an interest are for varying primary terms.

     In addition to the developed and undeveloped acreage indicated, the Company is engaged in numerous farmout agreements with other owners of oil and natural gas leases and is actively leasing additional acreage. A farmout agreement is a customary industry agreement which provides that the assignee drill an exploratory well or wells on the farmout properties, and if the well is completed as a commercial producer of oil and/or natural gas, the assignee earns an assignment of some or all of the assignor's natural gas and oil lease interests.

     As of December 31, 1996, the Company is an assignee in various farmout agreements. Rights to earn the interest in the farmout acreage can be surrendered by the Company at any time by giving notice to an assignor, or they can be lost through nonperformance by the Company.

OIL AND NATURAL GAS RESERVES

     The following table summarizes the estimates of the Company's proved producing, proved non-producing and proved undeveloped reserves as of December 31, 1996, and the discounted present value attributable to the Company's estimated proved reserves at such date, as estimated by independent petroleum engineers, Ryder Scott Company.

                                                          PROVED RESERVES
                                         --------------------------------------------------
                                         PRODUCING   NON-PRODUCING   UNDEVELOPED    TOTAL
                                         ---------   -------------   -----------   --------
Natural gas (MMcf).....................   180,610         9,217         35,354      225,181
Oil and NGLs (MBbls)...................    11,200           868          4,110       16,178
Natural gas equivalents (MMcfe)........   247,810        14,425         60,014      322,249
Present value of estimated future net
  revenues before income taxes
  (discounted at 10%) (in
  thousands)(1)........................  $345,544       $25,124        $93,772     $464,440

---------------

(1) The present value of estimated future net revenues before income taxes determined in accordance with Commission regulations (discounted at 10%) as of December 31, 1996 was determined using the weighted average sales prices of $3.79 per Mcf of natural gas and $24.53 per Bbl of oil.

     These estimates of the Company's proved reserves have not been filed with or included in reports to any federal agency.

     In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), estimates of the Company's proved reserves and future net revenues are made using oil and natural gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this document represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors, of which revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based.

     The volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is therefore highly dependent upon its level of success in finding or acquiring additional reserves.

PRODUCTION

     The following table sets forth the Company's oil and natural gas production data during the periods indicated:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              1996     1995     1994
                                                             ------   ------   ------
Net Production(1):
  Natural gas (MMcf).......................................  19,026   14,651   12,491
  Oil (MBbls)..............................................   1,700    1,018      369
  Natural gas equivalents (MMcfe)..........................  29,226   20,759   14,705
Average Net Daily Production(1):
  Natural gas (Mcf)........................................  51,983   40,139   34,223
  Oil (Bbls)...............................................   4,644    2,789    1,012
  Natural gas equivalents (Mcfe)...........................  79,847   56,873   40,295
Average Sales Price(2):
  Natural Gas ($/Mcf)......................................  $ 1.87   $ 1.30   $ 1.44
  Oil ($/Bbl)..............................................   18.03    16.37    15.31
  Natural gas equivalents ($/Mcfe).........................    2.27     1.72     1.61
Other Data:
  Production costs ($/Mcfe)(3).............................  $ 0.74   $ 0.56   $ 0.51
  Depreciation, depletion and amortization ($/Mcfe)(4).....    0.76     0.68     0.54

---------------

(1) Net production and average net daily production excludes NGLs and natural gas purchased by AmGas Corporation and resold to third parties.

(2) Includes the effect of hedging transactions. Average prices received from sales of natural gas include revenues attributable to NGLs as the Company has not historically accounted separately for production or revenues attributable to NGLs.

(3) Consists of lease operating expenses, production and severance taxes and gathering, transportation and other production expenses.

(4) Excludes depreciation, depletion and amortization not related to oil and gas properties.

MARKETING

     Approximately 90% of the Company's natural gas production is sold at index related, spot-market prices. The balance of the Company's gas is sold under longer term contracts at percentage-of-proceeds or fixed prices.

     Most of the Company's spot market gas is sold to Cibola Energy Services Corporation ("Cibola"), a wholly-owned subsidiary of TransCanada Pipelines, Ltd. Under a marketing agreement, Cibola has marketing rights to all of the Company's undedicated gas production. The agreement mitigates the Company's exposure to pipeline imbalance penalties and enables the Company to take advantage of the size, diverse markets and trading expertise of Cibola, while still maintaining market control. This arrangement increases the Company's access to premium gas markets and enhances its pricing options. In addition, Cibola assists the Company in such areas as nominations, scheduling and solicitation of gathering and transportation discounts. This symbiotic relationship provides the benefits of an in-house marketing company, without the overhead expense. The agreement may be canceled by either party upon sixty (60) days notice.

     Natural Gas Liquids. The Company's natural gas liquids produced from its processing plant are sold at market prices (see "Gas Gathering and Processing"). The Company's natural gas liquids extracted by third party processors are generally sold under percentage of proceeds contracts.

     Hedging Activities. The Company utilizes commodity swap agreements in an attempt to reduce its exposure to commodity price movements. At December 31, 1996, the Company had entered into swap agreements fixing the price of 70,000 Bbls per month, for the first three months of its oil production for 1997 at a weighted average price of $24.25 per Bbl. In addition, the Company had entered into forward sales contracts for 20 MMcf per day of natural gas for the first three months of 1997 at a net price of $3.68 per Mcf.

     Customers. During 1996, Cibola and GPM Gas Corporation each purchased in excess of 10% of the oil and natural gas sold by the Company (29% in the aggregate). The Company entered into an exclusive marketing agreement with Cibola during 1995. The agreement allows either party to terminate the agreement upon 60 days notice if they are dissatisfied with the results. The Company benefits from a long-standing business relationship with the above purchasers; however, based on the current demand for oil and natural gas, the Company does not believe the loss of any of these purchasers would have a material adverse effect on the Company (see Note 10 of the Company's Notes to the Consolidated Financial Statements).

     Oil and Natural Gas Condensate. All of the Company's crude oil and condensate is sold at current market prices, under various short and intermediate term contracts. The Company aggregates the majority of its production into regional packages and periodically solicits offers from qualified buyers.

     Trading. In December 1995, the Company formed HEC Trading Company ("HTC"), a wholly-owned subsidiary, to buy, sell and trade various oil and natural gas products, including financial instruments, in order to add value to the Company's production.

TITLE TO PROPERTIES

     As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to farmout acreage and to undeveloped oil and natural gas leases upon execution of any contracts. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Prior to completing an acquisition of producing oil and natural gas leases, the Company obtains title opinions on all leases valued at $25,000 or greater. The Company's oil and natural gas properties are subject to customary royalty interests, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties.

COMPETITION

     The oil and gas industry is highly competitive. The Company competes for the acquisition of oil and natural gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities, including major oil companies, other independent oil and gas concerns and individual producers and operators. Many competitors have financial and other resources substantially greater than those of the Company. The Company believes that it enjoys a competitive advantage over most other companies active in the Hugoton Producing Area because of its extensive database of information and its technical and geological experience in the area.

REGULATION

  General

     Various aspects of the Company's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are subject to various types of regulation, including regulation by state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and gas industry and its individual members. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and gas could be sold. While sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act ("the Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

  Regulation of Oil and Natural Gas Exploration and Production

     Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from the Company's properties. See "Risk Factors -- Compliance with Governmental Regulations."

  Natural Gas Marketing, Gathering, Processing and Transportation

     Federal legislation and regulatory controls in the United States have historically affected the price of natural gas and the manner in which such production is marketed.

     Commencing in April 1992, the FERC issued Order Nos. 636,636-A, and 636-B ("Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances.

     In many instances, the result of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services.

     Order No. 636 has been implemented on all interstate pipelines. In July 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. A number of parties have appealed this ruling to the Supreme Court and proceedings on remanded issues are currently ongoing at FERC. In addition, numerous parties have filed petitions for review of Order No. 636, as well as orders in individual pipeline restructuring proceedings. Upon such judicial review, these orders may be remanded or reversed in whole or in part. With Order No. 636 subject to court review, and pending ongoing court reviews of individual pipeline restructurings, it is difficult to predict with precision its ultimate effects.

     In December 1992, the FERC issued Order No. 547, governing the issuance of blanket marketer sales certificates to all natural gas sellers other than interstate pipelines. The order eliminates the need for natural gas producers and marketers to seek specific authorization under Section 7 of the NGA from the FERC to make sales of natural gas for resale. The FERC intends Order No. 547, in tandem with Order No. 636, to foster a competitive market for natural gas by giving natural gas purchasers access to multiple supply sources at market-driven prices. Order No. 547 may increase competition in markets in which the Company's natural gas is sold.

     The FERC has recently announced its intention to re-examine certain of its transportation-related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636, and the use of market-based rates for interstate gas transmission. While any resulting FERC action would affect the Company only indirectly, these inquires are intended to further enhance competition in natural gas markets.

     Regulation of onshore natural gas gathering activities is primarily a matter of state oversight. Regulation of gas gathering and transportation activities, depending upon the state involved, may include various transportation, safety, rate, environmental and non-discriminatory purchase and transport requirements.

  Oil Sales and Transportation Rates

     Sales prices of crude oil and gas liquids by the Company are not regulated. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market. Effective January 1995, the FERC implemented regulations establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system would generally index such rates to inflation, subject to certain conditions and limitations. The Company is not able at this time to predict the effects of these regulations if any, on the transportation costs associated with oil production from the Company's oil producing operations.

     Additional proposals and proceedings that might affect the oil and gas industry are pending before the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely.

  Pipeline Safety Regulation

     The Company's gathering operations are subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of facilities. Pipeline safety issues have recently been the subject of increasing focus in various political and administrative arenas at both the state and federal levels. Additional pending legislation would, among other things, increase the frequency with which certain pipelines must be inspected, as well as increase potential civil and criminal penalties for violations of pipeline safety.

  Operating Hazards and Environmental Matters

     The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Such hazards may hinder or delay drilling, development and on-line operations.

     Extensive federal, state and local laws govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence of fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations of the Company. Compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of Hugoton and its subsidiaries. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in environmental law have the potential to adversely affect the Company's operations. For instance, at least two separate courts have recently ruled that certain wastes associated with the production of crude oil may be classified as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called "Superfund") and thus the Company could become subject to the burdensome cleanup and liability standards established under the federal Superfund program if significant concentrations of such wastes were determined to be present at the Company's properties or to have been produced as a result of the Company's operations. Alternately, pending amendments to Superfund presently under consideration by the U.S. Congress could relax many of the burdensome cleanup and liability standards established under the statute.

     The Company has established guidelines to be followed to comply with environmental laws, rules and regulations. The Company has designated a compliance officer whose responsibility is to monitor regulatory requirements and their impacts on the Company and to implement appropriate compliance procedures. The Company also employs an environmental manager whose responsibilities include causing the Company's operations to be carried out in accordance with applicable environmental guidelines and implementing adequate safety precautions.

     Although the Company maintains insurance against some, but not all, of the risks described above, including insuring the cost of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

     The Company has established guidelines to be followed to comply with environmental laws, rules and regulations. The Company has designated a compliance officer whose responsibility is to monitor regulatory requirements and their impacts on the Company and to implement appropriate compliance procedures. Although the Company maintains pollution insurance against the costs of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future.

EMPLOYEES

     On February 7, 1997, the Company employed 113 people, including 53 that work in the Company's various field offices. The Company believes its relationship with its employees is satisfactory.

OFFICES AND EQUIPMENT

     The Company leases its Wichita, Kansas headquarters under a lease covering approximately 40,000 square feet, expiring in 2006. The monthly rent is approximately $30,000. The Company also leases office space in Denver, Colorado and owns six field operating offices in Kansas, Oklahoma, Texas, and North Dakota. The Company also maintains an inventory of field equipment and materials including tubular goods, compressors, pumping units and field vehicles.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     Certain of the statements set forth under "Item 1. -- Business" and "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, such as the statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures and the number of anticipated wells to be drilled in 1997 and thereafter, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors beyond the control of the Company. These factors include, but are not limited to, the matters described below. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1997 and beyond could differ materially from those expressed in the forward-looking statements.

     Volatility of Oil and Gas Prices. The Company's future revenue, profitability and rate of growth are substantially dependent upon the prevailing prices of, and the demand for, oil and natural gas. Prices for oil and natural gas are subject to wide fluctuation due to changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of additional factors that are beyond the control of the Company, such as various economic, political and regulatory developments, and competition from other sources of energy.

     Uncertainty of Estimates of Oil and Gas Reserves. Estimating quantities of reserves and future net cash flows is not an exact science. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. This Form 10-K contains estimates of the proved oil and gas reserves of the Company and the estimated future net cash flows therefrom. Such estimates rely upon various assumptions, including those prescribed by the Commission, such as future oil and gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. The present value of future net cash flows referred to in this Form 10-K should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, any such estimate is inherently an imprecise estimation of reserve quantities and estimated future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those assumed in the estimate.

     Any significant variance from the assumptions could materially affect the quantity and value of the Company's reserves as compared to the estimates set forth in this Form 10-K. The Company's production operations may be curtailed or suspended as a result of governmental requirements or price controls, mechanical difficulties or other circumstances beyond the control of the Company. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, these reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors.

     Need for Development and Acquisition of Additional Reserves. The Company's future success, as is generally the case in the industry, depends upon its ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company conducts successful exploration, development and exploitation activities on properties it currently owns or acquires additional properties containing proved reserves, the Company's proved reserves will decline. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, title issues and other factors. Such assessments are necessarily inexact and their accuracy is inherently uncertain.

     There can be no assurance that the Company's exploration and development projects will result in significant additional reserves or that the Company will have success drilling productive wells at economically viable costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase, the Company's finding costs for additional reserves could also increase.

     The Company intends to make substantial capital expenditures for the acquisition, exploration, development and production of its oil and natural gas reserves. While the Company believes that cash flow from operations and borrowings under the Company's existing bank credit facility should provide the Company sufficient funds for its planned activities through the end of 1997, additional debt or equity financing may be required prior to such time or thereafter to fund further exploration, exploitation and development activities or future property acquisitions. No assurances can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available to the Company. If such financing is not available, the Company's exploration, exploitation and development activities and future property acquisitions may be curtailed.

     Risks of Hedging Transactions. In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company has in the past and expects to continue to enter into oil and natural gas price hedging arrangements with respect to a portion of its expected production. These arrangements may include futures contracts on the New York Mercantile Exchange ("NYMEX"), fixed price delivery contracts and financial swaps. While intended to reduce the effects of volatility of the price of oil and natural gas, such transactions may limit potential gains by the Company if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which (i) production is less than expected, (ii) if there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the hedging arrangement, (iii) the counterparties to the Company's future contracts fail to perform the contract, or (iv) a sudden, unexpected event materially impacts oil or natural gas prices.

     Concentration of Ownership. The Company, Odyssey Partners, L.P., Cramer, Rosenthal, McGlynn, Inc., American Gas & Oil Investors, Limited Partnership, Am GO II, Limited Partnership, Am GO III, Limited Partnership, First Reserve Secured Energy Assets Fund, Limited Partnership, First Reserve Fund V, Limited Partnership, COMDISCO, Inc. and Floyd C. Wilson entered into a certain Agreement of Shareholders (the "Shareholders Agreement"). The Shareholders Agreement provides that the parties agree, so long as they own certain percentages of common stock of the Company, to vote their shares of Company Common Stock to elect the members of the Board of Directors. The parties to the Shareholders Agreement beneficially own approximately 83% of the outstanding shares of Common Stock. Accordingly, these shareholders, if they voted together, would have the ability to elect all of the Company's directors and to approve all other stockholder actions.

     Dependence on Key Personnel. The Company depends to a large extent on the services of Floyd C. Wilson and W. Mark Womble. Mr. Wilson and Mr. Womble devote their full time to the Company. The Company currently has an employment contract with Mr. Wilson that expires in August 2000 and with Mr. Womble that expires in September 1999. The unavailability of Mr. Wilson or Mr. Womble could have a material adverse effect on the Company. The Company believes that its success is also dependent upon its ability to continue to employ and retain skilled technical personnel.

     Marketability of Production. The marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities, and the unavailability or lack of capacity thereof could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. In addition, Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market its oil and natural gas on a profitable basis.

     Competition. The Company operates in a highly competitive environment. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as the equipment and labor required to develop and operate such properties. The Company also competes with major and independent oil and gas companies in the marketing and sale of oil and natural gas to marketers and end-users. Many of these competitors have financial and other resources substantially greater than those of the Company.

     Drilling Risks. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling and completing wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment. There can be no assurance as to the success of the Company's future drilling activities.

     Operating Hazards. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase.

     Compliance with Governmental Regulations. Oil and gas operations are subject to various federal, state and local governmental regulations which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management.

     No Dividends. The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its cash for the continued development of its business, including development, exploration and acquisition activities. In addition, the Company's bank credit facility currently restricts the ability of the Company to pay dividends.

ITEM 2. PROPERTIES

     The location and character of the Company's oil and gas properties and its gathering facilities are described above under Item 1. Business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a named defendant in lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such lawsuits and other proceedings against the Company cannot be predicted with certainty, management does not believe that these matters will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock trades on the NASDAQ National Market under the symbol "HUGO." The following table sets forth the high and low sales price per share for the Company's common stock for the period January 1, 1996 through December 31, 1996:

                                                              HIGH     LOW
                                                              ----     ---
First Quarter...............................................  $ 9 1/4  $7 1/4
Second Quarter..............................................    8 3/4   7
Third Quarter...............................................    9 3/8   7 3/8
Fourth Quarter..............................................   11 5/8   8 1/4

     On February 19, 1997, the closing price for the Company's common stock was $11.125.

     The Company has approximately 1,100 shareholders, including 1,000 beneficial owners and 100 holders of record as of February 15, 1997.

     No dividends have been paid on the Company's common stock to date. The Company intends to maintain a policy of retaining cash for the continued expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                   1996       1995       1994      1993      1992
                                                 --------   --------   --------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues:
  Oil and gas..................................  $ 66,292   $ 35,906   $ 23,696   $17,349   $ 6,731
  Gas plant....................................     1,914      1,638      1,945     1,172     2,177
  Other(1).....................................        10     (3,315)       (11)       16       547
                                                 --------   --------   --------   -------   -------
          Total revenues.......................    68,216     34,229     25,630    18,537     9,455
                                                 --------   --------   --------   -------   -------
Expenses:
  Production...................................    21,667     11,570      7,528     7,178     4,671
  Gas plant....................................     1,420        978      1,189       934     1,320
  Exploration..................................     1,711      2,239      3,036       587       137
  General and administrative...................     6,872      4,346      3,117     1,883     1,761
  Compensatory stock option expense(2).........        --         --         --     3,289        --
  Depreciation, depletion and amortization.....    23,423     15,234      8,677     5,582     1,452
                                                 --------   --------   --------   -------   -------
          Total expenses.......................    55,093     34,367     23,547    19,453     9,341
                                                 --------   --------   --------   -------   -------
Operating income (loss)........................    13,123       (138)     2,083      (916)      114
Other income (expenses):
  Interest.....................................    (6,070)    (5,108)    (3,077)   (2,371)     (502)
  Other........................................       466        319        252       199        44
                                                 --------   --------   --------   -------   -------
          Total other income (expense).........    (5,604)    (4,789)    (2,825)   (2,172)     (458)
                                                 --------   --------   --------   -------   -------
Income (loss) before income taxes and
  extraordinary item...........................     7,519     (4,927)      (742)   (3,088)     (344)
(Provision) benefit for income taxes...........    (3,316)     1,394         66       582       (86)
                                                 --------   --------   --------   -------   -------
Income (loss) before extraordinary item........     4,203     (3,533)      (676)   (2,506)     (430)
Extraordinary item-loss from early
  extinguishment of debt, net of tax...........        --       (136)        --        --        --
                                                 --------   --------   --------   -------   -------
          Net income (loss)....................  $  4,203   $ (3,669)  $   (676)  $(2,506)  $  (430)
                                                 ========   ========   ========   =======   =======
          Net income (loss) per common share...  $   0.21   $  (0.27)  $  (0.07)  $ (0.41)  $ (0.09)
                                                 ========   ========   ========   =======   =======
Weighted average number of common shares
  outstanding..................................    19,698     13,460     10,310     6,071     5,000
OTHER DATA:
Net cash provided by operating activities......  $ 29,484   $ 11,367   $ 10,431   $ 5,931   $ 1,928
Net cash (used) in investing activities........   (36,706)   (36,869)   (39,116)  (78,765)   (3,685)
Net cash provided by financing activities......     7,040     27,750     28,683    73,755     1,865
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit)......................  $  8,545   $  6,083   $ 11,551   $ 1,732   $(2,234)
Property and equipment, net....................   232,778    217,635     96,436    78,842    12,342
Total assets...................................   251,929    234,655    116,634    88,329    16,309
Long-term debt.................................    95,000     88,000     60,000    62,500     9,062
Shareholders' equity...........................   131,527    127,324     50,225    19,995     1,184

---------------

(1) The year ended December 31, 1995 includes a charge of $2.7 million relating to the Company's natural gas hedging activities resulting from a loss of basis correlation for certain contracts (see Note 11 of Company's Notes to the Consolidated Financial Statements).

(2) Reflects a non-cash charge for compensatory stock options granted to certain employees that have been or will be satisfied by the Company's Chairman of the Board, President and Chief Executive Officer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

GENERAL

     Hugoton Energy Corporation was formed in 1987 through the acquisition of several limited partnership interests in the Hugoton Producing Area, and until 1993 grew primarily through acquisitions in that core area. Since 1993, the Company has grown through producing property and leasehold acquisitions and development and exploratory drilling, primarily in three additional core areas: the Williston Basin, the Permian Basin and, most recently, the Austin Chalk Trend. Expansion into these areas marked a shift in the Company's asset base from the lower risk, limited upside of the Hugoton Producing Area to areas with much greater exploration and development potential. On February 1, 1994, the Company completed its initial public offering of 3.45 million shares of Common Stock.

     The Company's 1997 capital budget is $75 million, an increase of 63% over 1996 capital expenditures, and 70% of the drilling budget is planned for expenditures outside of the Hugoton Producing Area. The Company continues to aggressively pursue acquisitions, but the timing and impact of such acquisitions cannot be predicted.

     1996 Acquisitions and Property Sales. During 1996, the Company spent $17.4 million to acquire 165,000 additional net undeveloped acres, including 95,000 net acres in the Williston Basin. These acreage additions were equal to 70% of the Company's net undeveloped acres at December 31, 1995.

     On June 20, 1996, the Company purchased a 50% working interest for $12.9 million in approximately 95,000 gross acres in the Austin Chalk Trend in Louisiana. This acreage acquisition, coupled with the January 1, 1996 acreage acquisition mentioned below and several smaller acreage acquisitions in the third quarter, presents the Company with a total of 148,000 gross acres in the Austin Chalk Trend to explore.

     During 1996, the Company sold its interest in a group of non-strategic producing gas properties and a gas gathering and salt water disposal system located in Southern Colorado and Northern New Mexico to a major oil company for $4.5 million. The Company also sold its interest in approximately 450 non-strategic producing oil properties located in Northeast Oklahoma for $1.5 million.

     On January 1, 1996, the Company purchased an undivided interest in a group of producing oil and gas properties and undeveloped acreage for $9.7 million from a privately-held company that owns an undivided interest in and operates the properties. The producing properties and acreage are located in Southeast Texas and established a presence for the Company in the Austin Chalk Trend. The acquisition included eight producing wells and 35,000 gross acres, in which the Company's working interests are 25% and 50%, respectively.

     Prior Major Property Acquisitions. The Company's current property position has been shaped by two large acquisitions consummated in 1995 and 1993 and several smaller acquisitions.

     In September 1995, the Company acquired COG, a privately owned oil and gas company for $35 million in cash and 9.1 million shares of Common Stock. The acquisition extended the Company's operations into several basins outside the Hugoton Producing Area, primarily into the Williston Basin and Permian Basin.

     In July 1993, the Company significantly strengthened its position as a major operator in the Hugoton Field with the $73.5 million purchase from Prudential of interests in two limited partnerships formed to acquire and develop properties in the Hugoton Producing Area for which the Company had acted as general partner.

     These two acquisitions were supplemented by a $13.6 million acquisition of 56 producing wells in the Hugoton Producing Area from Mobil Corporation in 1995, as well as the purchase in 1994 of a 50% interest in 186,000 mineral acres covering deep rights underlying shallow production located in the Hugoton Field which is being developed jointly with Oxy U.S.A.

     The future results of the Company may depend on its ability to locate and develop additional oil and natural gas properties, to attract and employ new sources of capital, to develop these properties and to successfully market the resulting production of crude oil and natural gas products. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future but it is impossible to predict these future price movements. Declines in oil and natural gas prices may adversely affect the Company's cash flow, liquidity and profitability. Due to the nature of the oil and natural gas industry and the general risks relating to the exploration for and production of oil and natural gas, including the volatility of prices for crude oil and natural gas products, there can be no assurance that these efforts will be successful.

RESULTS OF OPERATIONS

     The following table sets forth the Company's oil and natural gas production during the periods indicated:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1996      1995      1994
                                                           -------   -------   -------
Net Production:
  Natural gas (MMcf).....................................   19,026    14,651    12,491
  Oil (MBbls)............................................    1,700     1,018       369
  Natural gas equivalents (MMcfe)........................   29,226    20,759    14,705
Average Sales Price(1):
  Natural gas ($/Mcf)(2).................................  $  1.87   $  1.30   $  1.44
  Oil ($/Bbl)............................................    18.03     16.37     15.31
  Natural gas equivalents ($/Mcfe).......................     2.27      1.72      1.61
Other Data:
  Production costs ($/Mcfe)(3)...........................  $  0.74   $  0.56   $  0.51
  Depreciation, depletion and amortization($/Mcfe)(4)....     0.76      0.68      0.54

---------------

(1) Includes the effect of hedging transactions. See Note 11 of the Company's Notes to the Consolidated Financial Statements.

(2) Average prices received from sales of natural gas include revenues attributable to NGLs as the Company has not historically accounted separately for production or revenues attributable to NGLs.

(3) Consists of lease operating expenses, production and severance taxes and gathering, transportation and other production expense.

(4) Excludes depreciation, depletion and amortization not related to oil and gas properties.

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Income or Loss and Cash Flow from Operating Activities. For the year ended December 31, 1996, the Company reported net income of $4.2 million, or $.21 per share, on total revenue of $68.2 million. This compares to a net loss of $3.7 million, or $.27 per share, on total revenue of $34.2 million for the year ended December 31, 1995. Cash flows from operating activities for 1996 increased by 159% to $29.4 million from $11.4 million in 1995. The increase in net income for 1996 is largely attributable to a full year impact of the addition of the properties acquired in the COG acquisition completed in September of 1995, higher average sales prices per Mcfe ($2.27 in 1996 versus $1.72 in 1995) and the continued success of the Company's drilling program. The Company's net income, cash flows and average sales prices for 1996 were all significantly impacted by the Company's oil and natural gas swap contracts, resulting in pre-tax income and the average sales price per Mcfe being reduced by $8.7 million and $.30, respectively, for the year ended December 31, 1996.

     Oil and Gas Revenues. Revenues from oil and gas operations increased by 85% to $66.3 million in 1996, compared to $35.9 million during 1995. The increase from 1995 to 1996 is largely attributed to the inclusion of the COG and other acquisition properties for the full year in 1996, higher average sales prices and the continued success of the Company's drilling activities. The Company's 1996 gas production increased by 30% and oil production increased by 67% over 1995 production.

     Production Expense. Production expense for 1996 increased to $21.7 million compared to $11.6 million in 1995. The overall increase reflects the addition of a substantial number of wells (through the COG and other acquisitions and the Company's drilling program), and the per unit increase in production expenses reflects an increase in the oil component of the Company's production, which is relatively higher cost than gas production.

     Exploration Expense. Exploration expense decreased by $.5 million from $2.2 million in 1995 to $1.7 million in 1996. The decrease was due largely to the higher success rate achieved by the Company from its drilling program (87% in 1996 versus 72% in 1995).

     General and Administrative Expense. General and administrative expense increased to $6.9 million in 1996 compared to $4.3 million in 1995. This increase reflected the impact of a full year of expenses subsequent to the acquisition of COG and the continued expansion of the Company's operations.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for 1996 was $23.4 million compared to $15.2 million for 1995. The Company's DD&A expense per Mcfe increased from $.68 in 1995 to $.76 in 1996. These increases are mainly due to higher production levels in 1996 compared to 1995 and the result of increased DD&A rates resulting from the adjustment of such rates to incorporate the book allocated basis to proved oil and gas properties acquired from COG, which bear a higher unit of production DD&A rate than the Company's other producing properties.

     Interest Expense. Interest expense was $6.1 million for 1996 compared to $5.1 million for 1995. This increase is attributable to a higher average long-term debt balance outstanding during 1996, principally as a result of funding the COG and other acquisitions.

     Income Taxes. For 1996, the Company recorded a tax provision of $3.3 million compared to a $1.4 million benefit recorded in 1995. The effective tax rate for 1996 was 44.1% as compared to 28.3% in 1995. The provision recorded in 1996 exceeds a normal tax rate primarily as a result of the amortization of certain non-deductible property costs arising from the purchase allocation related to the COG acquisition.

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Loss and Cash Flow from Operating Activities. For the year ended December 31, 1995, the Company reported a net loss of $3.7 million, or $.27 per share, on total revenue of $34.2 million. This compares to a net loss of $0.7 million, or $.07 per share, on total revenue of $25.6 million for the year ended December 31, 1994. Cash flows from operating activities for 1995 increased by 9% to $11.4 million from $10.4 million in 1994. The increase in the net loss for 1995 was largely due to the charge to earnings of $2.7 million related to the decoupling of the Company's natural gas swap contracts during the fourth quarter of 1995 (see Note 11 of the Company's Notes to the Consolidated Financial Statements), losses incurred on the sale of oil and gas properties of $0.6 million during 1995 and an increase in the charge for expired leases of $0.9 million. The increase in revenues for 1995 is attributable to an increase in the price per Mcfe received by the Company ($1.72 in 1995 versus $1.61 in 1994) and the impact of the addition of the properties acquired in the COG acquisition completed in September 1995.

     Oil and Gas Revenues. Revenues from oil and gas operations increased by 52% to $35.9 million in 1995, compared to $23.7 million during 1994. The increase from 1994 to 1995 was largely attributable to the inclusion of the COG and other acquisition properties for four and six months, respectively, and the continued success of the Company's drilling activities. The Company's 1995 gas production increased by 17% and oil production increased by 176% over 1994 production.

     Production Expense. Production expense for 1995 increased by 54% to $11.6 million compared to $7.5 million in 1994. The increase reflects the addition of a substantial number of wells (through the COG and Mobil acquisitions and the Company's drilling program), and the increase in the oil component of the Company's production.

     Exploration Expense. Exploration expense decreased from $3.0 million in 1994 to $2.2 million in 1995. The decrease was due largely to the higher success rate achieved by the Company from its drilling program (72% in 1995 versus 62% in 1994) and a fewer number of wells drilled by the Company (39 gross wells in 1995 compared to 78 gross wells in 1994).

     General and Administrative Expense. General and administrative expense increased to $4.3 million in 1995 compared to $3.1 million in 1994. This increase reflected the continued expansion of the Company's operation and the associated costs of additional personnel; however; these expenses declined when expressed as a percentage of revenues reflecting the Company's efforts to acquire properties that can be incorporated into its existing property base with minimal incremental general and administrative expense.

     Depreciation, Depletion and Amortization Expense. DD&A for 1995 was $15.2 million compared to $8.7 million for 1994. The Company's DD&A expense per Mcfe increased from $.54 in 1994 to $.68 in 1995. These increases were mainly due to higher production levels in 1995 compared to 1994 and the result of increased DD&A rates resulting from the application of such rates to the book allocated basis to proved oil and gas properties acquired from COG in September 1995, which bear a higher unit of production DD&A rate than the Company's other producing properties.

     Interest Expense. Interest expense was $5.1 million for 1995 compared to $3.1 million for 1994. This increase was attributable to a higher average long-term debt balance outstanding during 1995, principally as a result of funding the COG and other acquisitions.

     Income Taxes. For 1995, the Company recorded a tax benefit of $1.4 million compared to a $.07 million benefit recorded in 1994. The benefit recorded in 1995 recognized the effect of the COG acquisition, whereby the Company accounted for the acquisition under the purchase method of accounting, and as required by FAS 109, the basis differences between the allocated fair value for book purposes and the assumed historical tax bases required the Company to establish the necessary deferred tax liabilities for these temporary differences. As such, the Company's deferred net tax liability position allowed the Company to recognize a tax benefit for the pre-tax operating losses generated in the period subsequent to the acquisition date of COG. During 1995, the pre-tax losses incurred by the Company prior to the acquisition of COG were not tax benefited because the Company was in a net deferred tax asset position which required such benefits to be reduced by valuation allowances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position increased by $2.5 million from year-end 1995 to $8.5 million at December 31, 1996. Cash decreased by $0.2 million and accounts receivable increased by $4.1 million. The Company's ratio of current assets to current liabilities was 2.0 to 1.0 at December 31, 1996 and
1.8 to 1.0 at December 31, 1995.

     Capital Expenditures. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. The Company's 1997 capital expenditure budget has been set at $75 million of which approximately $50 million is committed to drilling, $10 million for 3-D seismic and land costs and $15 million for small strategic acquisitions. Funding for the Company's exploration and development activities and its working capital obligations is provided primarily by internally-generated cash flow. The Company budgets its capital expenditures based on projected cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

     Capital Resources. The Company's capital resources consist of cash flow from operating activities and funds available under the credit facility. On September 7, 1995, the Company arranged a new bank credit facility, simultaneously with the closing of the COG acquisition. The new facility is an unsecured $250 million revolving credit agreement that is due September 7, 1999. The facility is provided by seven banks, led by Bank One, Texas as agent and Texas Commerce Bank National Association as co-agent. The Borrowing Base, as defined in the loan agreement, is currently set at $135 million, and is subject to semi-annual redetermination based upon an evaluation of the Company's oil and gas reserves. Outstanding borrowings were $95 million at December 31, 1996.

     The credit facility provides the option of borrowing at floating interest rates based on Bank One's base rate or at a Eurodollar option based on the London Interbank Offered Rate ("LIBOR") plus 3/4 of 1% to 1.25% per annum, depending on the outstanding loan balance. Interest is paid quarterly or at the end of each interest period. The Company also incurs a commitment fee of 1/4 of 1% on the unused portion of the Borrowing Base. In addition, the credit facility also contains customary restrictive covenants, including restrictions on the payment of dividends in excess of 50% of the Company's annual net income, and requires the Company to maintain certain financial ratios.

     At December 31, 1996, the Company was a party to one interest rate swap agreement that was entered into on December 11, 1995 for $25 million in notional principal amount. The effect of this agreement is to provide the Company with an interest rate on $25 million in notional principal amount for the three-year term of the agreement of 5.445% plus a margin of 3/4 of 1% to 1.25%. Under market conditions at December 31, 1996, the aggregate effective annual interest rate after giving effect to the swap agreement was 6.542%.

     The Company has historically funded its operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. The Company believes that cash flow from operations and the borrowing availability under the credit facility will be sufficient to meet its anticipated capital requirements for 1997. However, because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and the prices received for oil and natural gas, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures.

     Hedging Transactions. With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.

     At December 31, 1996, the Company had entered into swap agreements fixing the price of 70,000 barrels per month, for the first three months of its oil production for 1997 at a weighted average price of $24.25 per Bbl. In addition, the Company has entered into a forward sale of 20 MMcf of natural gas per day for the first three months of 1997 at a net price to the Company of $3.68 per Mcf. The Company continues to evaluate whether to enter into additional hedging transactions for 1997 and future years. In addition, the Company may determine from time to time to terminate its then existing hedging positions. (See Note 11 of the Company's Notes to the Consolidated Financial Statements).

     The Company's net income, cash flows and average sales prices for 1996 were all significantly impacted by the Company's oil and natural gas swap contracts, resulting in pre-tax income and the average sales price per Mcfe being reduced by $8.7 million and $.30, respectively, for the year ended December 31, 1996. The reduction was caused in part by an unusually high volatility of natural gas prices and the widening of the differential or correlation between the cash prices for the Company's production and the NYMEX contract settlement prices.

INFLATION AND CHANGES IN PRICES

     The Company's revenues and the value of its oil and natural gas properties have and will continue to be affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's operations during 1996 or 1995.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements and supplementary data listed in the accompanying Index to Financial Statements and Supplemental Data and Financial Statement Schedules on page A-1 herein. Information required by other schedules required under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Reference is made to the disclosure under the captions, "Board of Directors," "Proposal I -- Election of Directors," "Executive Officers" and "Section 16 Reporting," in the Company's definitive Proxy Statement to be filed on or about April 10, 1997, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held May 16, 1997, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the disclosure under the captions, "Executive Compensation and Other Matters," "Option Grants Table," and "Option Exercise Table" in the Company's definitive Proxy Statement to be filed on or about April 10, 1997, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held May 16, 1997, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the disclosure under the captions, "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed on or about April 10, 1997, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held May 16, 1997, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the disclosure under the captions, "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed on or about April 10, 1997, pursuant to Regulation 14A in connection with its Annual Meeting of Shareholders to be held May 16, 1997, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) and (2) Financial Statements and Schedule:

          See Index to Financial Statements, Supplemental Data, and Financial Statement Schedule which appears on page A-1 herein.

          (3) Exhibits: The following documents are filed as exhibits to this report.

           2.1           -- Agreement and Plan of Merger, dated May 26, 1995, by and among Hugoton Energy Corporation, Oil & Gas, Inc. and
                            Hugoton Exploration Corporation (Incorporated by
                            reference to Exhibit 4.4 of the Registration Statement on
                            Form S-3, Registration No. 33-97366)
           2.2           -- Amendment to Agreement and Plan of Merger, dated August
                            3, 1995 by and among Hugoton Energy Corporation,
                            Consolidated Oil & Gas, Inc. and Hugoton Exploration
                            Corporation (Incorporated by reference to Exhibit 4.4 of
                            the Registration Statement on Form S-3, Registration No.
                            33-97366)

           3.1           -- Restated Articles of Incorporation of the Company, as
                            amended (Incorporated by reference to Exhibit 3.1 of the
                            Registration Statement on Form S-1, Registration No.
                            33-70924)
           3.2           -- Bylaws of the Company, as amended (Incorporated by
                            reference to Exhibit 3.2 of the Registration Statement on
                            Form S-1, Registration No. 33-70924)
           4.1           -- Specimen Common Stock certificate (Incorporated by
                            reference to Exhibit 4.1 of the Registration Statement on
                            Form S-1, Registration No. 33-70924)
          10.1           -- Employment Agreement, dated September 1, 1995 between the
                            Company and Floyd C. Wilson (Incorporated by reference to
                            Exhibit 10.1 of the Company's 1995 Annual Report on Form
                            10-K)
          10.2*          -- Employment Agreement, dated September 7, 1995 between the
                            Company and Jay W. Decker
          10.3*          -- Employment Agreement, dated December 16, 1996 between the
                            Company and W. Mark Womble
          10.4           -- 1993 Stock Option Plan (Incorporated by reference to
                            Exhibit 10.12 of the Registration Statement on Form S-1,
                            Registration No. 33-70924)
          10.5           -- 401(k) Employee Benefit Plan (Incorporated by reference to Exhibit 10.13 of the Registration Statement on Form
                            S-1, Registration No. 33-70924)
          10.6           -- Nonemployee Directors' Stock Option Plan (Incorporated by
                            reference to Exhibit 10.14 of the Registration Statement
                            on Form S-1, Registration No. 33-70924)
          10.7           -- 1995 Stock Option Plan (Incorporated by reference to
                            Exhibit 4.1 of the Registration Statement on Form S-8,
                            Registration No. 33-97092)
          10.8           -- Loan Agreement, dated September 7, 1995, by and among the
                            Company, Amgas Corporation, Hugoton Exploration
                            Corporation, Tiffany Gathering Inc., Bank One, Texas
                            N.A., Texas Commerce Bank National Association, Bank of
                            Montreal, Wells Fargo Bank, National Association,
                            Meespierson N.V., Credit Lyonnais Cayman Island Branch
                            and Bank of Scotland, and Bank One, Texas N.A. as Agent,
                            and Texas Commerce Bank National Association as Co-agent
                            (Incorporated by reference to Exhibit 10.8 of the
                            Company's 1995 Annual Report on Form 10-K)
          10.9           -- First Amendment to Loan Agreement dated January 22, 1996, by and among the Company, Amgas Corporation, Hugoton
                            Exploration Corporation, HEC Trading Company, Tiffany
                            Gathering, Inc., Bank One, Texas N.A., Texas Commerce
                            Bank National Association, Bank of Montreal, Wells Fargo
                            Bank, National Association, Meespierson N.V., Credit
                            Lyonnais Cayman Island Branch and Bank of Scotland, and
                            Bank One, Texas N.A. as Agent, and Texas Commerce Bank
                            National Association as Co-agent (Incorporated by
                            reference to Exhibit 10.9 of the Company's 1995 Annual
                            Report on Form 10-K)
          10.10*         -- Second Amendment to Loan Agreement dated June 11, 1996, by and among the Company, Amgas Corporation, Hugoton
                            Exploration Corporation, HEC Trading Company, Tiffany
                            Gathering, Inc., Bank One, Texas N.A., Texas Commerce
                            Bank National Association, Bank of Montreal, Wells Fargo
                            Bank, National Association, Meespierson N.V., Credit
                            Lyonnais Cayman Island Branch and Bank of Scotland, and
                            Bank One, Texas N.A. as Agent, and Texas Commerce Bank
                            National Association as Co-Agent
          10.11          -- Purchase and sale agreement dated June 1, 1995 by and
                            between Mobil Oil Corporation and the Company
                            (Incorporated by reference to Exhibit 10.10 of the
                            Company's 1995 Annual Report on Form 10-K)

          10.12          -- Shareholder Agreement dated May 26, 1995, by and among
                            the Company, Consolidated Oil & Gas, Inc. and Odyssey
                            Partners, L.P. (Incorporated by reference to Exhibit
                            10.11 of the Company's 1995 Annual Report on Form 10-K)
          10.13          -- Agreement of Shareholders dated September 7, 1995, by and among the Company, First Reserve Fund V, Limited
                            Partnership, First Reserve Secured Energy Assets Fund,
                            Limited Partnership, American Gas & Oil Investors,
                            Limited Partnerships, AmGO II, Limited Partnership, AmGO
                            III, Limited Partnership, J. W. Decker, COMDISCO, Inc.,
                            Odyssey Partners, L. P. and Floyd C. Wilson (Incorporated
                            by reference to Exhibit 10.12 of the Company's 1995
                            Annual Report on Form 10-K)
          10.14          -- Registration Rights Agreement dated September 7, 1995, by and among the Company Hugoton Energy Corporation, Odyssey
                            Partners, L.P., Cramer, Rosenthal, McGlynn, Inc.,
                            American Gas & Oil Investors, AmGO II, AmGO III, First
                            Reserve Secured Energy Assets Fund, First Reserve Fund V,
                            COMDISCO, Inc. and Floyd C. Wilson (Incorporated by
                            reference to Exhibit 10.13 of the Company's 1995 Annual
                            Report on Form 10-K)
          10.15*         -- Purchase and Sale Agreement dated December 28, 1995 by
                            and between Shield Petroleum Incorporated, P&M Properties
                            and the Company
          10.16*         -- Purchase and Sale Agreement dated June 18, 1996 by and
                            between Shield Petroleum Incorporated and the Company
          21.1           -- List of subsidiaries of the Company (Incorporated by
                            reference to Exhibit 21.1 of the Company's 1995 Annual
                            Report on Form 10-K)
          23.1*          -- Consent of Ernst & Young LLP
          23.2*          -- Consent of Ryder Scott Company

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 1997.

                                            HUGOTON ENERGY CORPORATION
                                            (Registrant)

                                            By      /s/ FLOYD C. WILSON
                                             -----------------------------------
                                                       Floyd C. Wilson
                                              Chairman of the Board, President
                                                             and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February 1997.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ FLOYD C. WILSON                   Chairman of the Board, President    February 21, 1997
-----------------------------------------------------    and Chief Executive Officer
                   Floyd C. Wilson

                 /s/ W. MARK WOMBLE                    Executive Vice President, Chief     February 21, 1997
-----------------------------------------------------    Financial Officer (Principal
                   W. Mark Womble                        Financial Officer) and Director

                   /s/ J.W. DECKER                     Executive Vice President and        February 21, 1997
-----------------------------------------------------    Director
                     J.W. Decker

                /s/ SHANE M. BAYLESS                   Controller (Principal Accounting    February 21, 1997
-----------------------------------------------------    Officer)
                  Shane M. Bayless

                 /s/ STEPHEN BERGER                    Director                            February 21, 1997
-----------------------------------------------------
                   Stephen Berger

                /s/ DAVID S. ELKOURI                   Director                            February 21, 1997
-----------------------------------------------------
                  David S. Elkouri

                /s/ JOHN T. MCNABB II                  Director                            February 21, 1997
-----------------------------------------------------
                  John T. McNabb II

                /s/ ALAN J. ANDREINI                   Director                            February 21, 1997
-----------------------------------------------------
                  Alan J. Andreini

                                                       Director
-----------------------------------------------------
                 William E. Macaulay

                 /s/ JONATHAN LINKER                   Director                            February 21, 1997
-----------------------------------------------------
                   Jonathan Linker

                           HUGOTON ENERGY CORPORATION

                  INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTAL
                     DATA AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
Report of Independent Auditors..............................   A-2
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................   A-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994.........................   A-4
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1996, 1995 and 1994..............   A-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................   A-6
Notes to Consolidated Financial Statements..................   A-7
Unaudited Supplemental Oil and Gas Information..............  A-21
Consolidated Financial Statement Schedule for the years
  ended December 31, 1996, 1995 and 1994:
     II - Valuation and Qualifying Accounts.................  A-24

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Hugoton Energy Corporation

     We have audited the accompanying consolidated balance sheets of Hugoton Energy Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hugoton Energy Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Wichita, Kansas
February 7, 1997

                           HUGOTON ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                 (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash......................................................  $  3,732    $  3,914
  Accounts receivable, less allowance for doubtful accounts
     of $146 ($155 in 1995).................................    12,985       8,859
  Other.....................................................       568       1,096
                                                              --------    --------
          Total current assets..............................    17,285      13,869
                                                              --------    --------
Properties and equipment, at cost (successful efforts
  method)
  Proved properties.........................................   253,419     232,173
  Unproved properties.......................................    24,696       7,314
  Gas plant and gathering system............................     1,478       2,976
  Other.....................................................     6,303       5,612
                                                              --------    --------
                                                               285,896     248,075
          Less accumulated depreciation, depletion and
            amortization....................................   (53,118)    (30,440)
                                                              --------    --------
                                                               232,778     217,635
                                                              --------    --------
Other assets, net...........................................     1,866       3,151
                                                              --------    --------
          Total Assets......................................  $251,929    $234,655
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,534    $  4,439
  Other accrued liabilities.................................     1,104         831
  Accrued swap contract liability...........................        --       1,646
  Accrued property taxes payable............................       505         529
  Accrued interest payable..................................       597         341
                                                              --------    --------
          Total current liabilities.........................     8,740       7,786
                                                              --------    --------
Long-term debt..............................................    95,000      88,000
Deferred income taxes.......................................    16,142      10,795
Other deferred liabilities..................................       520         750
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized,
     none issued and outstanding............................        --          --
  Common Stock, no par value, 100,000 shares authorized,
     19,702 shares issued and outstanding (19,697 in
     1995)..................................................       197         197
  Paid-in capital...........................................   134,541     134,541
  Retained deficit..........................................    (3,211)     (7,414)
                                                              --------    --------
          Total shareholders' equity........................   131,527     127,324
                                                              --------    --------
          Total Liabilities and Shareholders' Equity........  $251,929    $234,655
                                                              ========    ========

                            See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
                                                                     (IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
Revenues:
  Oil and gas...............................................  $66,292    $35,906    $23,696
  Gas plant.................................................    1,914      1,638      1,945
  Loss on certain gas swap contracts........................       10     (2,712)        --
  Gain (loss) on sale of properties.........................       --       (603)       (11)
                                                              -------    -------    -------
          Total revenues....................................   68,216     34,229     25,630
                                                              -------    -------    -------
Expenses:
  Production
     Lease operations.......................................   16,460      9,214      5,664
     Production and severance tax...........................    3,639      1,974      1,367
     Gathering, transportation and other....................    1,568        382        497
  Gas plant.................................................    1,420        978      1,189
  Exploration...............................................    1,711      2,239      3,036
  General and administrative................................    6,872      4,346      3,117
  Depreciation, depletion and amortization..................   23,423     15,234      8,677
                                                              -------    -------    -------
          Total expenses....................................   55,093     34,367     23,547
                                                              -------    -------    -------
Operating income (loss).....................................   13,123       (138)     2,083
                                                              -------    -------    -------
Other income (expenses):
  Interest..................................................   (6,070)    (5,108)    (3,077)
  Other.....................................................      466        319        252
                                                              -------    -------    -------
          Total other income (expenses).....................   (5,604)    (4,789)    (2,825)
                                                              -------    -------    -------
Income (loss) before income taxes and extraordinary item....    7,519     (4,927)      (742)
(Provision) benefit for income taxes........................   (3,316)     1,394         66
                                                              -------    -------    -------
Income (loss) before extraordinary item.....................    4,203     (3,533)      (676)
Extraordinary item -- loss from early extinguishment of
  debt, net of income tax...................................       --       (136)        --
                                                              -------    -------    -------
Net income (loss)...........................................  $ 4,203    $(3,669)   $  (676)
                                                              =======    =======    =======
Income (loss) per common share:
Income (loss) before extraordinary item.....................  $  0.21    $ (0.26)   $ (0.07)
                                                              =======    =======    =======
Extraordinary item..........................................  $    --    $ (0.01)   $    --
                                                              =======    =======    =======
Net income (loss) per common share..........................  $  0.21    $ (0.27)   $ (0.07)
                                                              =======    =======    =======
Weighted average number of common shares outstanding........   19,698     13,460     10,310
                                                              =======    =======    =======

                            See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK
                                   PREFERRED   ----------------    PAID-IN     RETAINED
                                     STOCK     NUMBER    AMOUNT    CAPITAL     DEFICIT      TOTAL
                                   ---------   ------    ------    -------     --------     -----
                                                            (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 1996,
  1995 AND 1994:
BALANCE, DECEMBER 31, 1993.......     --        7,143      $ 71    $ 22,994     $(3,070)   $ 19,995
Proceeds from issuance of common
  stock..........................     --        3,450        35      30,736          --      30,771
Stock options exercised..........     --           13        --         135          --         135
Net loss.........................     --           --        --          --        (675)       (675)
                                     ---       ------      ----    --------     -------    --------
BALANCE, DECEMBER 31, 1994.......     --       10,606       106      53,865      (3,745)     50,226
Issuance of common stock in
  connection with the acquisition
  of Consolidated Oil & Gas,
  Inc............................     --        9,091        91      80,695          --      80,786
Tax effect of stock options
  exercised......................     --           --        --         (19)         --         (19)
Net loss.........................     --           --        --          --      (3,669)     (3,669)
                                     ---       ------      ----    --------     -------    --------
BALANCE, DECEMBER 31, 1995.......     --       19,697       197     134,541      (7,414)    127,324
Stock options exercised..........     --            5        --          40          --          40
Tax effect of stock options
  exercised......................     --           --        --         (40)         --         (40)
Net income.......................     --           --        --          --       4,203       4,203
                                     ---       ------      ----    --------     -------    --------
BALANCE, DECEMBER 31, 1996.......     --       19,702      $197    $134,541     $(3,211)   $131,527
                                     ===       ======      ====    ========     =======    ========

                            See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  4,203   $ (3,669)  $   (676)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Extraordinary loss........................................        --        136         --
  Depreciation, depletion, and amortization.................    23,423     15,234      8,677
  Leasehold abandonments....................................       225        886         --
  Deferred income taxes.....................................     3,316     (1,504)        --
  (Gain) loss on sale of proved properties and other
     assets.................................................       (85)       582        (80)
  Gain on sale of marketable securities.....................        --        (73)        --
  Other non-cash charges....................................       230        462         --
Changes in operating assets and liabilities net of effects
  from acquisitions:
  Accounts receivable.......................................    (4,126)    (1,577)     1,138
  Other current assets......................................       528        530       (114)
  Other.....................................................     1,046         99        (15)
  Accounts payable..........................................     2,095        567        967
  Accrued liabilities.......................................       505     (2,452)       284
  Accrued swap contract liability...........................    (1,646)      1646         --
  Deferred liabilities......................................      (230)       500        250
                                                              --------   --------   --------
  Net cash provided by operating activities.................    29,484     11,367     10,431
Cash flows from investing activities:
  Payment for business acquisition, net of cash acquired....        --    (28,799)        --
  Proceeds from sale of proved properties and other
     assets.................................................  7,407...      3,357         --
  Additions to properties and equipment.....................   (44,091)   (22,578)   (25,964)
  Purchase of marketable securities available for sale......        --         --    (11,085)
  Proceeds from sale of marketable securities...............        --     11,158         --
  Purchase of rights relating to operating agreements.......        --         --     (2,000)
  Net change in note receivable.............................       (22)        (7)       (67)
                                                              --------   --------   --------
  Net cash used in investing activities.....................   (36,706)   (36,869)   (39,116)
Cash flows from financing activities:
  Increase in debt issue costs..............................        --       (250)        --
  Proceeds from long-term debt..............................    25,000    113,000     29,500
  Repayment of long-term debt...............................   (18,000)   (85,000)   (32,000)
  Net proceeds from issuance of common stock................        --         --     32,085
  Initial public offering costs paid........................        --         --     (1,037)
  Proceeds from exercised stock options.....................        40         --        135
                                                              --------   --------   --------
  Net cash provided by financing activities.................     7,040     27,750     28,683
                                                              --------   --------   --------
Net increase (decrease) in cash.............................      (182)     2,248         (2)
Cash at beginning of year...................................     3,914      1,666      1,668
                                                              --------   --------   --------
Cash at end of year.........................................  $  3,732   $  3,914   $  1,666
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $  6,140   $  5,714   $  2,860
  Income taxes paid.........................................        --         38         15
  Common stock issued in connection with the acquisition of
     COG....................................................        --     80,786         --

     During 1996 the Company determined that it was necessary to adjust the deferred tax liability related oil and gas properties acquired in connection with the acquisition of COG. The effect of the adjustment was to increase deferred income tax liability and properties and equipment by $1,991.

                            See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

1. ORGANIZATION AND ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying statements include the accounts of Hugoton Energy Corporation and its wholly owned subsidiaries, AmGas, Corporation. (AmGas), which was formed on December 19, 1991, Hugoton Exploration Corporation (HEX), which was formed on November 9, 1993, Tiffany Gathering, Inc. (TGI), which was acquired as a result of the acquisition of Consolidated Oil & Gas, Inc. on September 7, 1995 and HEC Trading Company (HTC), which was formed December 14, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

ORGANIZATION, LINE OF BUSINESS, AND CREDIT CONCENTRATION

     Hugoton Energy Corporation (HEC), incorporated April 23, 1987, and its wholly owned subsidiaries, Amgas, HEX, TGI and HTC, (hereinafter referred to as the "Company") are engaged in the acquisition of, exploration for and the development and production of, natural gas and oil. In addition, the Company owns and operates a gas gathering system and a gas processing plant. The principal markets for the Company's natural gas and oil production are Mid-Continent-based oil and gas marketing and crude oil refining companies. The Company grants credit to certain first purchasers of oil and gas. The Company also grants credit to certain oil and gas property owners related to lease operating expenses paid on their behalf by the Company. Such first purchasers and property owners are principally located in the United States.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

HEDGING ACTIVITIES

     Commodity Hedges. The Company manages the risk associated with the fluctuations in the prices of oil and natural gas primarily through short-term fixed-priced energy swap contracts. Each energy swap contract is designated to existing natural gas or oil production of the Company and involves the exchange of amounts based on a fixed commodity price for amounts based on an average of quoted index prices of the commodity.

     Gains and losses from hedging transactions are recognized in income and reflected in the accompanying statements of cash flows as operating activities in the periods for which the underlying commodity was hedged (the accrual accounting method). The fair value of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of energy swap contracts are deferred and amortized as an adjustment to income over the remaining term of the original contract life of the terminated swap agreement. If the necessary correlation to the commodity being hedged ceases during the contract period, the basis differential attributable to such contracts is recognized as a gain or loss and is no longer deferred, but recognized in current operating results in the period the loss of correlation was identified (see Note 11).

     Interest-Rate Swap Agreement. The Company has also entered into an interest rate swap agreement to effectively convert a portion of its floating-rate borrowings into fixed-rate obligations and manage its exposure to interest rate fluctuations. The accrual accounting method is used and the interest rate differential to be received or paid is being accrued and recognized as an adjustment to interest expense related to the debt.

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

OIL AND GAS PROPERTIES

     The Company accounts for its oil and gas activities using the successful efforts method. Under the successful efforts method, all costs incurred to purchase, lease, or otherwise acquire a property are capitalized when incurred. Costs to drill and equip all development wells and successful exploratory wells are capitalized. All other exploration costs including geological and geophysical costs, lease rentals, impaired acreage costs and the cost of unsuccessful exploratory wells are charged to expense.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company elected early adoption of Statement No. 121 in 1995 and, based on available estimates and current circumstances, has determined that no impairment loss has occurred during the years ended December 31, 1996 and 1995.

     Impairment is recognized for undeveloped properties by providing a valuation allowance based on such factors as lease term, prior experience and anticipated plans of the Company to develop the properties.

     Depreciation, depletion and amortization of proved properties, wells, and related equipment is provided on a unit-of-production method based upon estimated recoverable proved oil and gas reserves.

     With respect to normal dispositions, the cost of properties retired or otherwise disposed of, and the applicable accumulated depreciation, depletion and amortization are removed from the accounts, and the resulting profit or loss, if any, is reflected in current operations.

OTHER PROPERTY AND EQUIPMENT

     Other property and equipment are depreciated by the straight-line method over the following estimated useful lives:

                                                                  31 1/2
Building....................................................       years
Gas plant...................................................    10 years
Vehicles....................................................     3 years
Office furniture and equipment..............................     3 years

DEBT ISSUE COSTS

     The debt issue costs which are included in other assets are being amortized by the straight-line method over the four-year term of the bank revolving note agreement.

RIGHTS RELATED TO OPERATING AGREEMENT

     Costs to acquire rights related to operating agreements for which the Company is the operator of producing properties for unrelated third parties are included in other assets and are being amortized on a straight-line basis over the estimated life of the managed properties, which approximates 10 years.

OIL AND GAS SALES AND GAS IMBALANCES

     Oil and gas revenues are recognized as production and sales take place. The Company uses the sales method of accounting for gas imbalances in those circumstances where the Company has underproduced or overproduced its ownership percentage in a property. Under this method, a liability is recorded to the extent that the Company's overproduced position in a reservoir cannot be recouped through the production of

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

remaining reserves. The Company's net overproduced position at December 31, 1996 and 1995 was not significant.

EARNINGS PER COMMON SHARE

     Earnings per common share are based upon the weighted average number of common shares outstanding during each period. The weighted average number of common shares does not include any common stock equivalents because (1) shares issuable pursuant to options that will be satisfied with shares held by the principal shareholder are already included in shares outstanding and (2) the remaining stock options outstanding are not materially dilutive.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

STOCK BASED COMPENSATION

     In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. Statement No. 123 did not require companies to change their existing accounting for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, but instead encouraged companies to recognize expense for stock-based awards on their estimated fair value on the date of grant. Companies electing to continue to follow present account rules under APB 25 are required to provide pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue to apply the existing accounting rules contained in APB 25 and the required pro forma disclosures under the new method have been presented (see Note 7).

RECLASSIFICATION

     Certain prior year amounts have been classified to conform with the 1996 presentation.

2. ACQUISITIONS

1996 ACQUISITIONS

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

     On January 1, 1996, the Company purchased an undivided interest in a group of producing oil and gas properties and undeveloped acreage for $9.7 million from a privately-held company that owns an undivided interest in and operates the properties. The producing properties and acreage are located in Southeast Texas and established a presence for the Company in the Austin Chalk trend. The acquisition included eight producing wells and 35,000 gross acres, of which the Company's working interest is 25% and 50% respectively.

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

ACQUISITION OF CONSOLIDATED OIL & GAS, INC.

     On September 7, 1995, the Company closed its acquisition (effective September 1, 1995) of Consolidated Oil & Gas, Inc. ("COG"). The acquisition was financed by cash on hand, bank borrowings under the Company's credit facility (see Note 4) and by the issuance of 9,090,736 shares of the Company's common stock.

     The acquisition has been accounted for as a purchase and, accordingly, the acquired underlying assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The purchase price was allocated to the assets and liabilities acquired as follows:

                                                               (IN THOUSANDS)
Cash........................................................         $  9,062
Accounts receivable.........................................            3,595
Other current assets........................................              353
Properties and equipment....................................          118,419
Other assets................................................            1,383
Deferred income tax liabilities.............................          (12,299)
Accrued liabilities.........................................           (1,866)
                                                                     --------
Net allocated fair value of assets..........................         $118,647
Less:
  Value of common stock issued net of offering costs
     incurred of $2,167.....................................          (80,786)
Cash acquired...............................................           (9,062)
                                                                     --------
Cash paid...................................................         $ 28,799
                                                                     ========

     The operations of COG are included in the Company's consolidated financial statements from the effective date of the acquisition.

OTHER 1995 ACQUISITIONS

     On June 30, 1995, the Company purchased a group of producing oil and natural gas properties from Mobil Corporation for $13.6 million of cash. These properties, which produce predominately natural gas, are located in southwestern Kansas and the Oklahoma panhandle. The effective date of the acquisition was July 1, 1995.

     The operations of the Mobil acquisition is included in the Company's consolidated financial statements from the effective date of the acquisition.

1994 ACQUISITIONS

     During 1994, the Company acquired producing properties, undeveloped acreage and the rights to operate a group of properties for a total purchase price of approximately $14 million in three separate acquisitions. The undeveloped acreage acquired gives the Company a 50% interest in approximately 186,000 undeveloped mineral acres (below the depth of 3,500 feet) in the Kansas Hugoton Producing Area. One of the acquisitions was a stock purchase with underlying assets consisting of producing properties and undeveloped acreage. In connection with a portion of the interests acquired in undeveloped acreage, the Company entered into a joint exploration agreement for the exploration of this acreage block with Oxy USA, whereby Oxy was granted a carried interest in certain costs in the drilling of an agreed upon number of wells (see Note 11). The operations of the acquisitions are included in the Company's consolidated financial statements from the effective date of the acquisitions.

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

PRO FORMA RESULTS OF OPERATIONS

     The accompanying unaudited pro forma results of operations gives effect to the COG and Mobil Acquisitions as if the transactions had occurred on January 1, 1994 under the purchase method of accounting. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1994 or of future results of operations. The data reflects adjustments for (a) the mark to market of open hedging contracts held by COG at the time of acquisition, (b) the estimated change in general and administrative expenses giving effect to integration of the administrative functions of the combined companies, (c) the estimated increase in depreciation, depletion and amortization relating to the acquisitions, (d) the estimated increase in interest expense resulting from the increased borrowings relating to the acquisitions and (e) the estimated provision for income taxes for the change in income taxes resulting from the inclusion of the historical results of operations of the acquisitions and the adjustments in (a) through (d) above. The pro forma effects of the property acquisitions for 1996 are not presented as such amounts are not significant.

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1995         1994
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Unaudited pro forma information:
  Revenues..................................................    $58,307      $73,002
  Net income (loss) before extraordinary item...............    $(4,239)     $ 4,899
  Net income (loss).........................................    $(4,375)     $ 3,426
  Net income (loss) per share...............................    $  (.22)     $   .17

3. TRANSACTIONS WITH AFFILIATES

     The Company accounts for transactions with the Company's Chairman and CEO for his pro rata share of revenues and expenses in association with his interests in certain oil and gas prospects he personally has participated in, since the formation of the Company. The Company believes that the terms of the principal shareholder's participation are comparable to those by other non-affiliated working interest owners.

4. LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995, consists of the following:

                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Bank credit facility with a group of seven banks, principal
  payable at September 7, 1999, interest payable at Bank
  One's base rate and LIBOR rates at various Eurodollar
  maturity dates (6.45% to 8.25% at December 31, 1996)......  $95,000    $88,000
                                                              -------    -------
Less current maturities.....................................       --         --
                                                              -------    -------
                                                              $95,000    $88,000
                                                              =======    =======

     On September 7, 1995, the Company arranged a new bank credit facility, simultaneously with the closing of the COG acquisition. The new facility is an unsecured $250 million revolving credit agreement that is due September 7, 1999. The facility is provided by seven banks, led by Bank One, Texas, N.A. ("Bank One") as agent and Texas Commerce Bank National Association as Co-agent. The Borrowing Base, as defined in the loan agreement, is currently set at $135 million, and is subject to semi-annual redetermination. In connection

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

with the arrangement of the new bank credit facility, during 1995 the Company recorded an extraordinary loss of $220 ($136 after income taxes) which represented the write-off of the related unamortized loan costs.

     At December 31, 1996, the Company was a party to one interest rate swap agreement that was entered into on December 11, 1995 for $25 million in notional principal amount. The effect of this agreement is to provide the Company with an interest rate on $25 million in notional principal amount for the three-year term of the agreement of 5.445% plus a margin of 3/4 of 1 % to 1.25%. Under market conditions at December 31, 1996, the aggregate effective annual interest rate after giving effect to the swap agreement was 6.542%.

     The credit facility provides the option of borrowing at floating interest rates based on Bank One's base rate or at a Eurodollar option based on the London Interbank Offered Rate ("LIBOR") plus 3/4 of 1% to 1.25% per annum, depending on the outstanding loan balance. Interest is payable quarterly or at the end of each interest period. The Company also incurs a commitment fee of
 1/4 of 1% on the unused portion of the Borrowing Base.

     In addition, the bank credit facility contains restrictive covenants requiring, among other things, the maintenance of a specified current ratio, tangible net worth and a limitation of the declaration or payment of dividends on the Company's stock to 50% of net income for any fiscal year. The Company is in compliance with these covenants at December 31, 1996.

     Principal maturities of long-term debt over the next five years are as follows (in thousands):

1997.....................................................  $    --
1998.....................................................       --
1999.....................................................   95,000
2000.....................................................       --
2001.....................................................       --
                                                           -------
                                                           $95,000
                                                           =======

5. INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             1996      1995      1994
                                                            ------    -------    ----
                                                                 (IN THOUSANDS)
Current:
  Federal.................................................  $   --    $    --    $(66)
  State...................................................      --         --      --
                                                            ------    -------    ----
          Total...........................................      --         --     (66)
Deferred:
  Federal.................................................   2,967     (1,247)     --
  State...................................................     349       (147)     --
                                                            ------    -------    ----
          Total...........................................   3,316     (1,394)     --
                                                            ------    -------    ----
          Total income tax expense (benefit)..............  $3,316    $(1,394)   $(66)
                                                            ======    =======    ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During 1995 and 1994, in connection with transactions involving the purchase price allocations relating to acquisitions of businesses, the Company recorded deferred tax liabilities net of valuation allowance of approximately

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

$12,300 and $650, respectively for the financial statement/tax bases difference in the underlying assets. Such taxable differences enabled the Company to reduce its valuation allowance by approximately $999 and $650 in 1995 and 1994, respectively. The benefit of reducing the valuation allowance was recorded as a reduction to the property and equipment or intangibles recorded in the acquisitions in accordance with SFAS No. 109.

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Compensatory stock option expense.........................  $   309    $   698
  Allowance for doubtful accounts...........................       56         59
  Accrued liabilities.......................................    --            23
  Net operating loss carryforward...........................    7,091      6,002
  Swap contract loss........................................    --           626
  AMT credit carryforward...................................      550        550
                                                              -------    -------
          Net deferred tax assets...........................    8,006      7,958
                                                              -------    -------
Deferred tax liabilities:
  Book basis of oil and gas properties in excess of tax
     basis..................................................   24,148     18,400
  Other.....................................................    --           353
                                                              -------    -------
          Total deferred tax liabilities....................   24,148     18,753
                                                              -------    -------
          Net deferred tax liabilities......................  $16,142    $10,795
                                                              =======    =======

     The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to the actual income tax expense (benefit) is:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           1996       1995      1994
                                                         --------    -------    -----
                                                                (IN THOUSANDS)
Income tax expense (benefit) at federal statutory
  rate.................................................  $  2,557    $(1,675)   $(252)
State income taxes, net of federal benefit.............       301       (197)     (45)
Utilization of loss carryback..........................     --            --      (66)
Nondeductible amortization.............................       443         --       --
Various accruals and expenses not deductible for tax...        14        102       --
Valuation allowance....................................     --           376      310
Other..................................................         1         --      (13)
                                                         --------    -------    -----
Actual income tax expense (benefit)....................  $  3,316    $(1,394)   $ (66)
                                                         ========    =======    =====

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $18,600, which can be carried forward to reduce future federal income taxes payable. Net operating loss carryforwards expire beginning in 2009 if not utilized.

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

6. PREFERRED STOCK

     The Company has authorized a class of undesignated preferred stock consisting of 10,000,000 shares, none of which are issued and outstanding. The Board of Directors has not determined the rights and privileges of holders of such preferred stock and the Company has no present plans to issue any shares of preferred stock.

7. STOCK OPTIONS

     The Company has various stock plans (the "Plans") whereby options to purchase shares of common stock have been or may be granted to officers, employees, and non-employee directors. The vesting periods and expiration of options are determined on a plan by plan, or grant by grant basis. Expiration dates of the options outstanding at December 31, 1996, range from July 25, 1997 to October 24, 2002.

     In 1993 the Company adopted an employee stock option plan and a Nonemployee Directors stock option plan which was amended during 1996 that provide for the issuance of incentive and non-qualified options to purchase common stock. The employee stock option plan provides for the issuance of up to 600,000 shares and the Nonemployee Director plan provides for the issuance of up to 150,000 shares.

     In 1995 the Company and its shareholders approved the 1995 Stock Option Plan for employees whereby 500,000 shares were reserved for issuance.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting For Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The following is a summary of stock option activity, and related information for the years ended December 31, 1996, 1995, and 1994:

                                              EMPLOYEE                  NON-EMPLOYEE
                                      -------------------------   ------------------------
                                      NUMBER OF    PRICE RANGE    NUMBER OF   PRICE RANGE
                                       SHARES       PER SHARE      SHARES      PER SHARE
                                      ---------   -------------   ---------   ------------
Outstanding, December 31, 1993......    579,852     $.10- 10.00     75,000          $10.00
  Stock options granted.............     10,000           11.50     20,000           12.25
  Stock options exercised...........    (39,085)     .10- 10.00         --
  Stock options expired or
     canceled.......................         --                         --
                                      ---------                    -------
Outstanding, December 31, 1994......    550,767      .10- 11.50     95,000     10.00-12.25
  Stock options granted.............    582,500     8.00-9.0938      4,000            8.41
  Stock options exercised...........   (101,190)            .10         --              --
  Stock options expired or
     canceled.......................    (53,000)    8.00- 10.00     (6,000)     8.41-12.25
                                      ---------                    -------
Outstanding, December 31, 1995......    979,077      .10- 11.50     93,000      8.41-12.25
  Stock options granted.............    339,000    7.125-  8.50     40,000            8.75
  Stock options exercised...........   (115,890)     .10-  8.00         --              --
  Stock options expired or
     canceled.......................   (112,500)   7.125- 11.50         --              --
                                      ---------                    -------
Outstanding, December 31, 1996......  1,089,687     $.10- 11.50    133,000     $8.41-12.25
                                      =========                    =======

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

Exercisable at December 31,
  1994...............................   59,500    $.10-11.50     27,500    $10.00-12.25
  1995...............................  316,900    $.10-11.50     55,500      8.41-12.25
  1996...............................  470,350     .10-11.50    125,500      8.41-12.25

     Stock options granted during 1996 include 125,000 shares at a price of $8.34 to an officer which have been approved by the Board of Directors, but are subject to approval by the Company's shareholders.

     At December 31, 1996, 1995 and 1994, there were 96,148, 162,648, and 65,148 shares, respectively, reserved for future grants under existing plans.

     Pursuant to the 1993 Stock Option Plan, a principal shareholder entered into an agreement with the Company whereby, upon any exercise of an outstanding option with a $.10 exercise price, he will deliver to the Company the number of shares to which the optionee is entitled to such exercise and the Company will pay to the principal shareholder the exercise price paid for such shares by the optionee. This agreement does not pertain to any future options granted under the Plan.

     Additionally, the principal shareholder entered into an agreement with the Company, whereby, upon the exercise of certain of the non-employee stock options at $10 per share (which were not granted under the 1993 Stock Option Plan), he will deliver to the Company the number of shares to which the optionee is entitled pursuant to such exercise and the Company will pay to the principal shareholder the exercise price paid for such shares by the optionee.

     At December 31, 1996 the number of shares subject to options which will be delivered to the Company by the Company's Chairman and CEO are as follows:

OPTION              NUMBER OF
PRICE                SHARES
------              ---------
 $ .10                 88,185
 10.00                 75,000

FAS 123 PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by Statement 123 which also requires that the information be determined, as if the Company had accounted for its employee stock option granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for 1996 and 1995:

                                                                1996          1995
                                                             ----------    ----------
Expected life of options (years)...........................         2-4           2-4
Expected stock price volatility............................       .316%         .316%
Risk-free interest rate....................................  5.13-5.30%    5.68-6.11%

     The range of assumptions for the expected life and the interest rate is caused by the separation of the grants into portions based on their vesting terms.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                1996          1995
                                                              ---------    ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net income (loss) -- as reported............................     $4,203       $(3,669)
Net income (loss) -- pro forma..............................     $3,505       $(4,195)
Earnings (loss) per share -- as reported....................     $  .21       $  (.27)
Earnings (loss) per share -- pro forma......................     $  .18       $  (.31)

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

     The weighted-average remaining contractual life of options outstanding as of December 31, 1996, 1995, and 1994 were 3.0 years, 3.3 years, and 3.3 years respectively. The weighted-average option exercise price information for the years 1996, 1995, and 1994 follows:

                                                               1996        1995        1994
                                                               ----        ----        ----
Outstanding January 1......................................    $7.35       $5.49      $5.07
Stock options granted......................................    $8.15       $8.39      $12.00
Stock options exercised....................................    $.44        $.10       $3.52
Stock options expired or canceled..........................    $9.94       $9.74      $  --
Outstanding, December 31...................................    $8.00       $7.35      $5.49
Exercisable at December 31.................................    $8.03       $8.38      $9.76
Weighted-average fair value of options granted during the
  year.....................................................    $2.23       $2.20

8. EMPLOYEE BENEFIT PLANS

     During 1994, the Company adopted a qualified 401(k) Profit Sharing Plan which permits eligible employees to defer up to 10% of their compensation. The Company may make matching contributions related to an employee's deferral on a discretionary basis.

     Prior to the adoption of the qualified 401(k) Profit Sharing Plan, the Company had a discretionary profit sharing plan. During the years ended December 31, 1996, 1995 and 1994, the Company incurred expenses of $215,786, $138,277 and $25,345, respectively, related to these plans.

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

9. OIL AND GAS PROPERTY COSTS

     Capitalized costs relating to the Company's oil and gas producing activities and the related amounts of accumulated depreciation, depletion and amortization are shown below (in thousands):

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
Proved properties..................................  $253,419    $232,173    $ 97,382
Unproved properties................................    24,696       7,314       9,104
                                                     --------    --------    --------
          Total property costs.....................   278,115     239,487     106,486
Accumulated depreciation, depletion and
  amortization.....................................   (49,921)    (28,377)    (15,038)
                                                     --------    --------    --------
          Net property costs.......................  $228,194    $211,110    $ 91,448
                                                     ========    ========    ========

     Costs incurred (all of which were incurred in the United States) in the Company's oil and gas activities were as follows (in thousands):

                                                                DECEMBER 31,
                                                       ------------------------------
                                                        1996        1995       1994
                                                       -------    --------    -------
Acquisition of Properties:
  Proved.............................................  $ 5,355    $129,962    $ 5,092
  Unproved...........................................   17,382       1,526      8,795
Exploration..........................................    9,168       5,530      7,644
Development..........................................    7,756       2,313      3,589
                                                       -------    --------    -------
                                                       $39,661    $139,331    $25,120
                                                       =======    ========    =======

10. MAJOR CUSTOMERS

     The Company markets its oil and gas production to numerous purchasers under a combination of short-and long-term contracts. During 1996, 1995 and 1994, the Company's largest three purchasers accounted for 38%, 55% and 60%, respectively, of oil and gas revenues of the Company. The Company had no other purchasers that accounted for greater than 10% of its oil and gas revenues. The Company believes that the loss of any single customer would not have a material adverse effect on the results of operations of the Company.

11. COMMITMENTS AND CONTINGENCIES

LEGAL CONTINGENCIES

     The Company is not a defendant in any significant pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on the Company.

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

LEASE AGREEMENTS

     The Company leases office facilities under noncancellable operating leases. Future minimum rental commitments as of December 31, 1996 are as follows:

                            YEAR                                AMOUNT
                            ----                                ------
                                                                 (IN
                                                                THOUSANDS)
1997........................................................    $  459
1998........................................................       459
1999........................................................       459
2000........................................................       459
2001........................................................       459
Thereafter..................................................     1,864
                                                                ------
          Total.............................................    $4,159
                                                                ======

     Approximately $520 of such rental commitments is included in Other Deferred Liabilities as of December 31, 1996.

DRILLING OBLIGATION

     During 1994, the Company entered into an agreement with Oxy USA whereby a carried interest for certain costs of drilling a specified number of wells would be borne by the Company. The carried interest arose in connection with the acquisition of rights to certain undeveloped acreage acquired from OXY USA (see
Note 2). In order to maintain its acquired rights in the undeveloped acreage, the Company was obligated to drill 20 wells by September 1, 1995 and 20 additional wells by January 1, 1997. The Company satisfactorily complied with both the September 1, 1995 and January 1, 1997 drilling obligation.

HEDGING TRANSACTIONS

     With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuation in gas and oil prices, the Company has entered into hedging transactions of various kinds with respect to both gas and oil. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. As of December 31, 1996, the Company had entered into hedging transactions with respect to a portion of its estimated production for 1997. The Company continues to evaluate whether to enter into additional hedging transactions for future years. In addition, the Company may determine from time to time to terminate its then existing hedging positions. Generally, either the Company or the counter party to the agreements is required to make a settlement payment to the other equal to the difference between the specified contract amount and the settlement amount. The following is a summary of the Company's hedging transactions in effect as of December 31, 1996 and 1995:

          Natural Gas -- at December 31, 1996, the Company had entered into a formal sale contract for 20 MMcf of natural gas per day for the first three months of 1997 at a net price of $3.68 per Mcf.

          At December 31, 1995, the Company was a party to natural gas swap agreements which ran from November 1995 through October 1996 NYMEX natural gas futures contract month for a quantity of 39,000 MMBTU per day at an average price of $1.80 per MMBTU.

          Oil -- at December 31, 1996, the Company was a party to swap agreements fixing the price of 70,000 barrels per month, for the first three months of its oil production for 1997 at a weighted average price of $24.25/barrel.

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

          At December 31, 1995, the Company was a party to oil swap agreements which ran from the January 1996 through December 1996 NYMEX WTI crude oil futures contract month for a quantity of 40,000 barrels per month at an average price of $17.28 per BBL.

     During 1995, though its acquisition of COG, the Company assumed certain hedge contract obligations for crude oil futures. The crude oil futures obligation was comprised of several swap agreements with fixed prices ranging from $18.00 to $20.80 per BBL on an aggregate volume of 40,000 to 100,000 BBLS per month. Of the assumed contracts, only two remained in effect at December 31, 1995, representing a total of 40,000 BBLS at a price range of $18.00 to $20.80 per BBL. Differences between the monthly amortization and the contract settlement amount was reflected in the Company's oil and gas revenues.

     The Company is required to post margin in the form of cash when projected commodity prices exceed the scheduled fixed prices in the contract less any amount of agreed upon open credit. The amount of margin cash posted at December 31, 1996 and 1995 was $-0- and $325 respectively.

     In 1995, a realized hedging loss of $250 was included in oil and gas sales. The Company had net deferred losses of $1,283 for settled derivative contracts at December 31, 1995, relative to future production periods. During 1995, the Company recorded a charge to earnings of $2.7 million related to the "decoupling" of the basis correlation between the Company's cash price and NYMEX contract settlement price.

     In 1996, a realized hedging loss of $8,698 was included in oil and gas sales. The Company had no deferred gain or losses at December 31, 1996.

12. FINANCIAL INSTRUMENTS

     The following information is provided regarding the estimated fair value of certain on and off-balance sheet financial instruments employed by the Company as of December 31, 1996 and the methods and assumptions used to estimate the fair value of such financial instruments:

                                               DECEMBER 31, 1996      DECEMBER 31, 1995
                                              -------------------    -------------------
                                              CARRYING     FAIR      CARRYING     FAIR
                                               AMOUNT      VALUE      AMOUNT      VALUE
                                              --------    -------    --------    -------
                                                            (IN THOUSANDS)
Fixed-price natural gas energy swaps........  $    --     $    --    $ (1,646)   $(1,349)
Fixed-price crude oil swaps.................       --        (251)         --        301
Long-term debt (1)..........................   95,000      95,000      88,000     88,000
Interest rate swaps.........................       --          59          --        158

---------------

(1) Carrying amount does not include capitalized debt issue costs (see Note 1).

     Cash, accounts receivable, other current assets, accounts payable and accrued liabilities are each estimated to have a fair value approximating carrying amount due to the short maturity of those instruments, or to the criteria used to determine carrying value in the financial instruments.

     The "fair value" of the Company's fixed-price natural gas and crude oil swaps as of December 31, 1995 were estimated based on quoted market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the fixed prices in each contract and the quoted market prices for future periods, as adjusted for estimated basis, has been applied to the volumes covered by each contract to arrive at an estimated future value.

     The fair value of the Company's long-term debt is estimated to approximate the carrying amount at December 31, 1996.

                           HUGOTON ENERGY CORPORATION

                       (IN THOUSANDS FOR DOLLAR AMOUNTS)

     The fair value of the Company's interest rate swap at December 31, 1996 is based on quoted market prices as of such dates.

13. ADDITIONAL CASH FLOW INFORMATION

     For purposes of cash flows, the Company considers cash to include currency on hand and demand deposits with banks or other financial institutions.

14. INITIAL PUBLIC OFFERING

     On January 25, 1994, the Company sold 3,450,000 shares of common stock in an initial public offering for proceeds of approximately $32 million, exclusive of offering costs. The Company used the proceeds to pay down borrowings on its bank credit facility. Supplemental loss per share would be $0.05 giving affect to the public offering as if it had occurred January 1, 1994 with the proceeds of the offering used to retire debt. For the computation, shares issued in the public offering were included in the weighted average shares outstanding from the beginning of the year end and, accordingly, the net loss was reduced by the interest expense on the debt retired.

15. YEAR-END ADJUSTMENTS

     The aggregate effect of adjustments recorded in the fourth quarter of 1995 and 1994, had the effect of increasing the net loss and decreasing the net loss by approximately $783 and $534, respectively. The principal adjustment was related to revisions of previous estimates of depreciation, depletion and amortization of proved properties as a result of revisions to the underlying oil and gas reserves.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                  (UNAUDITED)

OIL AND GAS RESERVES

     The following information summarizes the Company's net proved reserves of oil and natural gas and the present values thereof for each of the three years ended December 31, 1996. The December 31, 1994, 1995 and 1996 reserve estimates were based on the reports by the independent engineering firm of Ryder Scott Company. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. Future net revenue is estimated by such engineers using oil and gas prices in effect as the end of each respective year with price escalations permitted only for those properties which have contracts allowing specific increases. Future operating costs are based on the level of operating expenses incurred during each such year. The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. Such estimates are susceptible to revision in light of subsequent drilling and production history or as a result of economic conditions.

     Estimated Quantities of Oil and Gas Reserves (unaudited). The following table sets forth the Company's estimated proved reserves for each of the three years ended December 31, 1995. All of the Company's reserves are located within the United States:

                                            1996                1995                1994
                                      -----------------   -----------------   -----------------
                                        OIL       GAS       OIL       GAS       OIL       GAS
                                      (MBBLS)   (MMCF)    (MBBLS)   (MMCF)    (MBBLS)   (MMCF)
                                      -------   -------   -------   -------   -------   -------
PROVED RESERVES
Beginning of year...................  13,884    192,962    4,982    139,694     3,035   138,512
Acquisition of proved reserves......      49      4,829    9,923     60,564       222     8,669
Extensions and discoveries..........   4,489     45,199      401      3,093       803     5,278
Revisions of previous estimates.....    (106)     4,293     (391)     8,733     1,291      (274)
Sales of reserves in place..........    (438)    (3,076)     (13)    (4,471)       --        --
Production..........................  (1,700)   (19,026)  (1,018)   (14,651)     (369)  (12,491)
                                      ------    -------   ------    -------   -------   -------
End of year.........................  16,178    225,181   13,884    192,962     4,982   139,694
                                      ======    =======   ======    =======   =======   =======
PROVED DEVELOPED PRODUCING RESERVES
Beginning of year...................  12,746    189,434    4,745    132,230     2,844   117,064
                                      ======    =======   ======    =======   =======   =======
End of year.........................  11,200    180,610   12,746    189,434     4,745   132,230
                                      ======    =======   ======    =======   =======   =======

                           HUGOTON ENERGY CORPORATION

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                  (UNAUDITED)

     Standardized Measure of Discounted Future Net Cash Flows (unaudited). The following table reflects the standardized measure of discounted future net cash flows relating to the Company's interests in proved oil and gas reserves. The future net cash inflows were developed as follows:

     (1) Estimates were made of quantities of proved reserves and the future period during which they are expected to be produced based on year-end economic conditions.

     (2) The estimated cash flows from future production of proved reserves were prepared on the basis of prices received at December 31, 1996, 1995, 1994, as follows: 1996-$24.53 per BBL, $3.79 per MCF; 1995-$18.01 per
         BBL, $1.76 per MCF; and 1994-$15.56 per BBL, $1.25 per MCF.

     (3) The resulting future gross revenue streams were reduced by estimated future costs to develop and to produce the proved reserves, based on year-end cost estimates.

     (4) Future income taxes were computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows less the current tax basis of the properties involved and related carryforwards, giving effect to permanent differences and tax credits.

     (5) The resulting future net revenue streams were reduced to present value amounts by applying a 10% discount factor.

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                       1996        1995        1994
                                                    ----------   ---------   --------
                                                             (IN THOUSANDS)
Future cash inflows...............................  $1,267,988   $ 583,236   $250,584
Future costs:
  Production......................................     354,996     233,098    103,471
  Development.....................................      44,120       3,779      2,015
                                                    ----------   ---------   --------
Future net cash flows before income taxes.........     868,872     346,359    145,098
Discount at 10% per annum.........................    (404,432)   (154,853)   (64,169)
Discounted future income taxes....................    (129,004)    (18,256)      (847)
                                                    ----------   ---------   --------
Standardized measure of discounted future net cash
  flows...........................................  $  335,436   $ 173,250   $ 80,082
                                                    ==========   =========   ========

                           HUGOTON ENERGY CORPORATION

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                  (UNAUDITED)

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1996        1995       1994
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
Standardized measure of discounted future net cash
  flows, beginning of period........................  $ 173,250   $ 80,082   $ 84,116
Net changes in prices and production costs..........    169,025     27,837    (18,820)
Revisions in quantity estimates.....................     10,507     (6,057)     2,905
Accretion in discount...............................     19,151      8,093      8,860
New field discoveries and extensions, net of future
  production and development costs..................    120,561      7,173     11,105
Purchases of reserves in-place......................      9,648    101,430      5,199
Sales of reserves in-place..........................     (2,634)    (2,904)        --
Sales of oil and gas produced, net of production
  costs.............................................    (53,323)   (24,995)   (16,924)
Net change in income taxes..........................   (110,749)   (17,409)     3,641
                                                      ---------   --------   --------
Standardized measure of discounted future net cash
  flows, end of period..............................  $ 335,436   $173,250   $ 80,082
                                                      =========   ========   ========

                                                                     SCHEDULE II

                           HUGOTON ENERGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------
                                                   BALANCE AT                               BALANCE AT
                                                   BEGINNING                                  END OF
                   DESCRIPTION                     OF PERIOD     ADDITIONS    DEDUCTIONS      PERIOD
------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
  Allowance for doubtful accounts................     $155         $ --         $  (9)         $146
Year ended December 31, 1995:
  Allowance for doubtful accounts................      159           --(B)         (4)          155
  Valuation allowance for deferred tax assets....      623          376          (999)           --
Year ended December 31, 1994:
  Allowance for doubtful accounts................      326           --          (167)          159
  Valuation allowance for deferred tax assets....      963          310(A)       (650)          623

---------------

(A) During 1994, in connection with a stock acquisition, the Company recorded a deferred tax liability of $650,000 for the financial statement/tax bases difference in the underlying assets. Such taxable differences enabled the Company to reduce its valuation allowance by the same amount. The benefit of reducing the valuation allowance was recorded as a reduction to the intangibles recorded in the acquisition in accordance with SFAS 109.

(B) At December 31, 1995, the Company decreased its valuation allowance to zero as a result of the Company's acquisition of COG, whereby the allocated value of the acquired assets exceeded the historical tax basis by an amount which will enable the Company to realize the deferred assets recorded.

                               INDEX TO EXHIBITS

           2.1           -- Agreement and Plan of Merger, dated May 26, 1995, by and among Hugoton Energy Corporation, Oil & Gas, Inc. and
                            Hugoton Exploration Corporation (Incorporated by
                            reference to Exhibit 4.4 of the Registration Statement on
                            Form S-3, Registration No. 33-97366)
           2.2           -- Amendment to Agreement and Plan of Merger, dated August
                            3, 1995 by and among Hugoton Energy Corporation,
                            Consolidated Oil & Gas, Inc. and Hugoton Exploration
                            Corporation (Incorporated by reference to Exhibit 4.4 of
                            the Registration Statement on Form S-3, Registration No.
                            33-97366)
           3.1           -- Restated Articles of Incorporation of the Company, as
                            amended (Incorporated by reference to Exhibit 3.1 of the
                            Registration Statement on Form S-1, Registration No.
                            33-70924)
           3.2           -- Bylaws of the Company, as amended (Incorporated by
                            reference to Exhibit 3.2 of the Registration Statement on
                            Form S-1, Registration No. 33-70924)
           4.1           -- Specimen Common Stock certificate (Incorporated by
                            reference to Exhibit 4.1 of the Registration Statement on
                            Form S-1, Registration No. 33-70924)
          10.1           -- Employment Agreement, dated September 1, 1995 between the
                            Company and Floyd C. Wilson (Incorporated by reference to
                            Exhibit 10.1 of the Company's 1995 Annual Report on Form
                            10-K)
          10.2*          -- Employment Agreement, dated September 7, 1995 between the
                            Company and Jay W. Decker
          10.3*          -- Employment Agreement, dated December 16, 1996 between the
                            Company and W. Mark Womble
          10.4           -- 1993 Stock Option Plan (Incorporated by reference to
                            Exhibit 10.12 of the Registration Statement on Form S-1,
                            Registration No. 33-70924)
          10.5           -- 401(k) Employee Benefit Plan (Incorporated by reference to Exhibit 10.13 of the Registration Statement on Form
                            S-1, Registration No. 33-70924)
          10.6           -- Nonemployee Directors' Stock Option Plan (Incorporated by
                            reference to Exhibit 10.14 of the Registration Statement
                            on Form S-1, Registration No. 33-70924)
          10.7           -- 1995 Stock Option Plan (Incorporated by reference to
                            Exhibit 4.1 of the Registration Statement on Form S-8,
                            Registration No. 33-97092)
          10.8           -- Loan Agreement, dated September 7, 1995, by and among the
                            Company, Amgas Corporation, Hugoton Exploration
                            Corporation, Tiffany Gathering Inc., Bank One, Texas
                            N.A., Texas Commerce Bank National Association, Bank of
                            Montreal, Wells Fargo Bank, National Association,
                            Meespierson N.V., Credit Lyonnais Cayman Island Branch
                            and Bank of Scotland, and Bank One, Texas N.A. as Agent,
                            and Texas Commerce Bank National Association as Co-agent
                            (Incorporated by reference to Exhibit 10.8 of the
                            Company's 1995 Annual Report on Form 10-K)
          10.9           -- First Amendment to Loan Agreement dated January 22, 1996, by and among the Company, Amgas Corporation, Hugoton
                            Exploration Corporation, HEC Trading Company, Tiffany
                            Gathering, Inc., Bank One, Texas N.A., Texas Commerce
                            Bank National Association, Bank of Montreal, Wells Fargo
                            Bank, National Association, Meespierson N.V., Credit
                            Lyonnais Cayman Island Branch and Bank of Scotland, and
                            Bank One, Texas N.A. as Agent, and Texas Commerce Bank
                            National Association as Co-agent (Incorporated by
                            reference to Exhibit 10.9 of the Company's 1995 Annual
                            Report on Form 10-K)

          10.10*         -- Second Amendment to Loan Agreement dated June 11, 1996, by and among the Company, Amgas Corporation, Hugoton
                            Exploration Corporation, HEC Trading Company, Tiffany
                            Gathering, Inc., Bank One, Texas N.A., Texas Commerce
                            Bank National Association, Bank of Montreal, Wells Fargo
                            Bank, National Association, Meespierson N.V., Credit
                            Lyonnais Cayman Island Branch and Bank of Scotland, and
                            Bank One, Texas N.A. as Agent, and Texas Commerce Bank
                            National Association as Co-Agent
          10.11          -- Purchase and sale agreement dated June 1, 1995 by and
                            between Mobil Oil Corporation and the Company
                            (Incorporated by reference to Exhibit 10.10 of the
                            Company's 1995 Annual Report on Form 10-K)
          10.12          -- Shareholder Agreement dated May 26, 1995, by and among
                            the Company, Consolidated Oil & Gas, Inc. and Odyssey
                            Partners, L.P. (Incorporated by reference to Exhibit
                            10.11 of the Company's 1995 Annual Report on Form 10-K)
          10.13          -- Agreement of Shareholders dated September 7, 1995, by and among the Company, First Reserve Fund V, Limited
                            Partnership, First Reserve Secured Energy Assets Fund,
                            Limited Partnership, American Gas & Oil Investors,
                            Limited Partnerships, AmGO II, Limited Partnership, AmGO
                            III, Limited Partnership, J. W. Decker, COMDISCO, Inc.,
                            Odyssey Partners, L. P. and Floyd C. Wilson (Incorporated
                            by reference to Exhibit 10.12 of the Company's 1995
                            Annual Report on Form 10-K)
          10.14          -- Registration Rights Agreement dated September 7, 1995, by and among the Company Hugoton Energy Corporation, Odyssey
                            Partners, L.P., Cramer, Rosenthal, McGlynn, Inc.,
                            American Gas & Oil Investors, AmGO II, AmGO III, First
                            Reserve Secured Energy Assets Fund, First Reserve Fund V,
                            COMDISCO, Inc. and Floyd C. Wilson (Incorporated by
                            reference to Exhibit 10.13 of the Company's 1995 Annual
                            Report on Form 10-K)
          10.15*         -- Purchase and Sale Agreement dated December 28, 1995 by
                            and between Shield Petroleum Incorporated, P&M Properties
                            and the Company
          10.16*         -- Purchase and Sale Agreement dated June 18, 1996 by and
                            between Shield Petroleum Incorporated and the Company
          21.1           -- List of subsidiaries of the Company (Incorporated by
                            reference to Exhibit 21.1 of the Company's 1995 Annual
                            Report on Form 10-K)
          23.1*          -- Consent of Ernst & Young LLP
          23.2*          -- Consent of Ryder Scott Company

---------------

* Filed herewith