Form 10-K/A
period 1996-12-31
HUGOTON ENERGY CORP
filed 1997-05-01
CIK 914144

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K / A
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1996

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-23166

                           HUGOTON ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

    KANSAS             48-1036256       301 N. MAIN, SUITE 1900,       67202
(State or other     (I.R.S. Employer         WICHITA, KANSAS         (Zip Code)
jurisdiction       Identification No.)   (Address of principal
of incorporation                           executive offices)
or organization)

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


                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following exhibit to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:



    Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K



===============================================================================

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

       (1) and (2) Financial Statements and Schedules:

       See Index to Financial Statements, Supplemental Data, and Financial Statement Schedules which appears on page A-1 herein.

       (3)  Exhibits: The following documents are filed as exhibits to this report.

    2.1      --    Agreement and Plan of Merger, dated May 26, 1995, by and
                   among the Company, Consolidated Oil & Gas, Inc. and Hugoton
                   Exploration Corporation (Incorporated by reference to
                   Exhibit 4.4 of the Registration Statement on Form S-3,
                   Registration No. 33-97366)
    2.2      --    Amendment to Agreement and Plan of Merger, dated August 3,
                   1995 by and among the Company, Consolidated Oil & Gas, Inc.
                   and Hugoton Exploration Corporation (Incorporated by
                   reference to Exhibit 4.4 of the Registration Statement on
                   Form S-3, Registration No. 33-97366)
    3.1      --    Restated Articles of Incorporation of the Company, as
                   amended (Incorporated by reference to Exhibit 3.1 of the
                   Registration Statement on Form S-1, Registration No.
                   33-70924)
    3.2      --    Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1,
                   Registration No. 33-70924)
    4.1      --    Specimen Common Stock certificate (Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1,
                   Registration No. 33-70924)
    10.1     --    Employment Agreement, dated September 1, 1995 between the
                   Company and Floyd C. Wilson (Incorporated by reference to
                   Exhibit 10.1 of the Company's 1995 Annual Report on
                   Form 10-K)
    10.2     --    Employment Agreement, dated September 7, 1995 between the
                   Company and Jay W. Decker
    10.3     --    Employment Agreement, dated December 16, 1996 between the
                   Company and W. Mark Womble
    10.4     --    1993 Stock Option Plan (Incorporated by reference to Exhibit
                   10.12 of the Registration Statement on Form S-1,
                   Registration No. 33-70924)
    10.5     --    401(k) Employee Benefit Plan (Incorporated by reference to
                   Exhibit 10.13 of the Registration
                   Statement on Form S-1, Registration No. 33-70924)
    10.6     --    Nonemployee Directors' Stock Option Plan (Incorporated by
                   reference to Exhibit 10.14 of the Registration Statement on
                   Form S-1, Registration No. 33-70924)
    10.7     --    1995 Stock Option Plan (Incorporated by reference to Exhibit
                   4.1 of the Registration Statement on Form S-8, Registration
                   No. 33-97092)
    10.8           -- Loan Agreement, dated September 7, 1995, by and among the
                   Company, Amgas Corporation, Hugoton Exploration Corporation,
                   Tiffany Gathering Inc., Bank One, Texas N.A., Texas Commerce
                   Bank National Association, Bank of Montreal, Wells Fargo
                   Bank, National Association, Meespierson N.V., Credit Lyonnais
                   Cayman Island Branch and Bank of Scotland, and Bank One,
                   Texas N.A. as Agent, and Texas Commerce Bank National
                   Association as Co-agent (Incorporated by reference to Exhibit
                   10.8 of the Company's 1995 Annual Report on Form 10-K)
    10.9    --     First Amendment to Loan Agreement dated January 22, 1996, by and among the Company, Amgas Corporation, Hugoton Exploration
                   Corporation, HEC Trading Company, Tiffany Gathering, Inc.,
                   Bank One, Texas N.A., Texas Commerce Bank National
                   Association, Bank of Montreal, Wells Fargo Bank, National
                   Association, Meespierson N.V., Credit Lyonnais Cayman Island
                   Branch and Bank of Scotland, and Bank One, Texas N.A. as
                   Agent, and Texas Commerce Bank National Association as
                   Co-agent (Incorporated by reference to Exhibit 10.9 of the Com- pany's 1995 Annual Report on Form 10-K)

    10.10   --     Second Amendment to Loan Agreement dated June 11, 1996, by and among the Company, Amgas Corporation, Hugoton Exploration
                   Corporation, HEC Trading Company, Tiffany Gathering, Inc.,
                   Bank One, Texas N.A., Texas Commerce Bank National
                   Association, Bank of Montreal, Wells Fargo Bank, National
                   Association, Meespierson N.V., Credit Lyonnais Cayman Island
                   Branch and Bank of Scotland, and Bank One, Texas N.A. as
                   Agent, and Texas Commerce Bank National Association as
                   Co-Agent
    10.11   --     Purchase and sale agreement dated June 1, 1995 by and
                   between Mobil Oil Corporation and the Company (Incorporated by reference to Exhibit 10.10 of the Company's 1995 Annual
                   Report on Form 10-K)
    10.12   --     Shareholder Agreement dated May 26, 1995, by and among the
                   Company, Consolidated Oil & Gas, Inc. and Odyssey Partners,
                   L.P. (Incorporated by reference to Exhibit 10.11 of the
                   Company's 1995 Annual Report on Form 10-K)
    10.13   --     Agreement of Shareholders dated September 7, 1995, by and
                   among the Company, First Reserve Fund V, Limited Partnership,
                   First Reserve Secured Energy Assets Fund, Limited
                   Partnership, American Gas & Oil Investors, Limited
                   Partnerships, AmGO II, Limited Partnership, AmGO III, Limited
                   Partnership, J. W. Decker, COMDISCO, Inc., Odyssey Partners,
                   L. P. and Floyd C. Wilson (Incorporated by reference to
                   Exhibit 10.12 of the Company's 1995 Annual Report on
                   Form 10-K)
    10.14   --     Registration Rights Agreement dated September 7, 1995, by
                   and among the Company, Odyssey Partners, L.P., Cramer,
                   Rosenthal, McGlynn, Inc., American Gas & Oil Investors, AmGO
                   II, AmGO III, First Reserve Secured Energy Assets Fund, First
                   Reserve Fund V, COMDISCO, Inc. and Floyd C. Wilson
                   (Incorporated by reference to Exhibit 10.13 of the Company's
                   1995 Annual Report on Form 10-K)
    10.15   --     Purchase and Sale Agreement dated December 28, 1995 by and between Shield Petroleum Incorporated, P&M Properties and
                   the Company
    10.16   --     Purchase and Sale Agreement dated June 18, 1996 by and
                   between Shield Petroleum Incorporated and the Company
    21.1    --     List of subsidiaries of the Company (Incorporated by
                   reference to Exhibit 21.1 of the Company's 1995 Annual
                   Report on Form 10-K)
    23.1    --     Consent of Ernst & Young LLP
    23.2    --     Consent of Ryder Scott Company


     (b) Reports on Form 8-K: The Company filed no report on Form 8-K during the quarter ended December 31, 1996.

                                    SIGNATURE

                                          HUGOTON ENERGY CORPORATION
                                          (Registrant)
                                          By


DATE:  April 28, 1997                     /s/ W. Mark Womble
                                          -------------------------------------
                                          W. Mark Womble
                                          Executive Vice President, Chief
                                          Financial Officer and Director

                                 EXHIBIT INDEX


    23.1    --     Consent of Ernst & Young LLP