Form 10-Q
period 1997-03-31
HUGOTON ENERGY CORP
filed 1997-05-12
CIK 914144

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23166

                       [LOGO] HUGOTON ENERGY CORPORATION

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


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

       CLASS                                  OUTSTANDING AS OF APRIL 30, 1997
Common stock, no par value                                19,767,036


===============================================================================

                               TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION (UNAUDITED)                                   PAGE
               Item 1.  Consolidated Financial Statements

                        Consolidated Statements of Operations for the three
                           months ended March 31, 1997 and 1996                     3

                        Consolidated Balance Sheets at March 31, 1997
                           and December 31, 1996                                    4

                        Consolidated Statements of Cash Flows for the three
                           months ended March 31, 1997 and 1996                     5

                        Notes to Consolidated Financial Statements                  6

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations            7


PART II        OTHER INFORMATION                                                   11

SIGNATURE                                                                          12

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           HUGOTON ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
REVENUES:
   Oil and Gas                                         $   23,584    $   15,574
   Gas Plant                                                  399           510
   Gain on sales of properties                                 17          --
   Gain on certain gas swap contracts                        --              10
                                                       ----------    ----------
TOTAL REVENUES                                             24,000        16,094
                                                       ----------    ----------

EXPENSES:
   Production
      Lease operations                                      4,654         4,325
      Production and severance tax                          1,128           861
      Gathering, transportation and other                     222           163
   Gas plant                                                  304           339
   Exploration                                              1,038           134
   General and administrative                               2,691         1,768
   Depreciation, depletion and amortization                 6,253         6,239
                                                       ----------    ----------
TOTAL EXPENSES                                             16,290        13,829
                                                       ----------    ----------

OPERATING INCOME                                            7,710         2,265

OTHER INCOME (EXPENSE):
   Interest                                                (1,474)       (1,528)
   Other                                                       64            23
                                                       ----------    ----------
TOTAL OTHER INCOME (EXPENSE)                               (1,410)       (1,505)
                                                       ----------    ----------

INCOME BEFORE INCOME TAXES                                  6,300           760
Provision for income taxes                                 (2,583)         (289)
                                                       ----------    ----------
NET INCOME                                             $    3,717    $      471
                                                       ==========    ==========

NET INCOME PER COMMON SHARE                            $      .19    $      .02
                                                       ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       19,737        19,697
                                                       ==========    ==========

See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                     MARCH 31,      DECEMBER 31,
                                                                       1997            1996
                                                                   ------------    ------------
                           ASSETS
CURRENT ASSETS:
  Cash                                                             $      2,466    $      3,732
  Accounts receivable, less allowance for doubtful accounts
    of $146 ($146 in 1996)                                               12,533          12,985
  Other                                                                   1,158             568
                                                                   ------------    ------------
TOTAL  CURRENT ASSETS                                                    16,157          17,285
                                                                   ------------    ------------

PROPERTIES AND EQUIPMENT, AT COST (SUCCESSFUL EFFORTS METHOD):
  Proved properties                                                     262,886         253,419
  Unproved properties                                                    24,878          24,696
  Gas plant                                                               1,478           1,478
  Other                                                                   6,483           6,303
                                                                   ------------    ------------
                                                                        295,725         285,896
  Less accumulated depreciation, depletion and amortization             (59,264)        (53,118)
                                                                   ------------    ------------
                                                                        236,461         232,778
                                                                   ------------    ------------

OTHER ASSETS, NET                                                         1,779           1,866
                                                                   ------------    ------------
TOTAL ASSETS                                                       $    254,397    $    251,929
                                                                   ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $      6,958    $      6,534
  Other accrued liabilities                                                 995           1,104
  Accrued property taxes payable                                            875             505
  Accrued interest payable                                                  664             597
                                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                                                 9,492           8,740
                                                                   ------------    ------------

LONG-TERM DEBT                                                           90,000          95,000

DEFERRED INCOME TAXES                                                    18,725          16,142

OTHER DEFERRED LIABILITIES                                                  505             520

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares authorized,
    none issued and outstanding                                            --              --
  Common Stock, no par value, 100,000,000 shares authorized,
   19,753,911 shares issued and outstanding (19,702,036 in 1996)            198             197
  Paid-in capital                                                       134,971         134,541
  Retained earnings (deficit)                                               506          (3,211)
                                                                   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                              135,675         131,527
                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    254,397    $    251,929
                                                                   ============    ============


See accompanying notes

                           HUGOTON ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         --------------------
                                                                           1997        1996
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  3,717    $    471
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
           ACTIVITIES:
  Depreciation, depletion and amortization                                  6,253       6,239
  Leasehold abandonments                                                      153        --
  Gain on sale of proved properties and other assets                          (22)       --
  Deferred income taxes                                                     2,583         288
  Other non-cash charges                                                       74          56

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                                         452      (1,051)
  Other current assets                                                       (590)       (194)
  Other                                                                        22         184
  Accounts payable                                                            424        (849)
  Accrued liabilities                                                         328         508
  Accrued swap contract liability                                            --        (1,216)
  Deferred liabilities                                                        (15)         15
                                                                         --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  13,379       4,451
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to properties and equipment                                   (10,183)    (12,430)
  Proceeds from sale of proved properties and other assets                    107       1,847
                                                                         --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                     (10,076)    (10,583)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                                               --         7,000
  Repayment of long term debt                                              (5,000)       --
  Proceeds from exercised stock options                                       431        --
                                                                         --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           (4,569)      7,000
                                                                         --------    --------

Net (decrease) increase in cash                                            (1,266)        868
Cash at beginning of period                                                 3,732       3,914
                                                                         --------    --------
Cash at end of period                                                    $  2,466    $  4,782
                                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                            $  1,470    $  1,602


See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements at March 31, 1997 and for the three month period then ended are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 1997.


NOTE 2.  EARNINGS PER COMMON SHARE AND RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company's earnings per common share has been computed based on the weighted average number of shares outstanding during the period.

         In February 1997, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share with the objective to simplify the computation of earnings per share. FAS 128 is effective for financial statements for periods ending after December 15, 1997 and earlier application is not permitted. After the effective date, all prior periods earnings per share data shall be restated to conform with the provision of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share data.

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

CURRENT DEVELOPMENTS

         The Company drilled 26 wells during the first quarter of 1997 and completed 25 of them for a success rate of 96%. The Company currently has eight drilling rigs running in the Mid-Continent area, the Permian Basin and the Austin Chalk and plans to drill its initial exploratory well in the Williston Basin during the second quarter. The Company's $50 million drilling budget for 1997 allows for drilling up to 200 wells during 1997.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company for the periods shown:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                              1997      1996
                                           --------   --------
Net production (1):
  Natural gas (MMCF)                          4,849      4,842
  Oil (MBBLS)                                   457        451
  Natural gas equivalents (MMCFE)             7,591      7,548

Average net daily production (1):
  Natural gas (MCF)                          53,879     53,208
  Oil (BBLS)                                  5,076      4,960
  Natural gas equivalents (MCFE)             84,335     82,968

Average sales price per unit (2):
  Natural Gas ($/MCF)                      $   2.78   $   1.63
  Oil ($/BBL)                                 22.09      17.04
  Natural gas equivalents ($/MCFE)             3.11       2.06

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

          Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

          Net Income or Loss and Cash Flow from Operating Activities. The Company reported net income of $3.7 million, or $.19 per share, on total revenues of $24.0 million for the three months ended March 31, 1997. This compares to net income of $0.5 million, or $.02 per share, on total revenues of $16.1 million for the three months ended March 31, 1996. Cash flows from operating activities for the three months ended March 31, 1997 increased to $13.4 million from $4.5 million for the same period in 1996. The increase in net income and cash flows for 1997 is largely attributable to higher average sales prices per MCFE ($3.11 in 1997 versus $2.06 in 1996). Additionally, the Company's first quarter 1997 realized prices were positively impacted by $0.68/BBL and $0.29/MCF due to hedging transactions established during the fourth quarter of 1996. The net effect of the hedging transactions was an increase of $1.0 million in net income for the first quarter of 1997.

         Oil and Gas Revenues. Revenues from oil and gas operations increased by 51% to $23.6 million for the three months ended March 31, 1997 compared to $15.6 million for the same period during 1996. The increase is attributed to the higher oil and natural gas prices received by the Company during 1997 and the positive impact of hedging transactions in place during 1997, as previously mentioned above.

         Production Expense. Production expense for the three months ended March 31, 1997, increased to $6.0 million compared to $5.3 million during the same period of 1996.

         Exploration Expense. Exploration expense for the three months ended March 31, 1997, increased to $1.0 million compared to $0.1 million during the same period of 1996. The increase is primarily comprised of $0.6 million in seismic costs and $0.3 million in delay rental and abandoned undeveloped acreage costs.

         General and Administrative Expense. General and administrative expense increased to $2.7 million in the three month period ended March 31, 1997, compared to $1.8 million for the same period in 1996. During the first quarter of 1997, the Company withdrew a proposed secondary offering of its common stock due to market conditions, and as a result charged approximately $0.4 million of offering related costs to expense. Additionally, the Company incurred severance costs of $0.2 million and other payroll related increases of $0.3 million during the first three months of 1997.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the three months ended March 31, 1997 was $6.3 million compared to $6.2 million for the same period of 1996.

         Income Taxes. For the three months ended March 31, 1997, the Company recorded a tax provision of $2.6 million compared to a tax provision of $0.3 million for the same period of 1996. The provision recorded in 1997 represents the Company's net income for the three months ended at an effective tax rate of 41%. The effective tax rate used by the Company in 1997 differs from the 1996 rate due to the inclusion of certain non-deductible amortization present in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position decreased by $1.9 million from year-end 1996 to $6.7 million at March 31, 1997. Cash and accounts receivable decreased by $1.3 million and $0.5 million, respectively. The Company's current ratio of current assets to current liabilities was 1.7 to 1.0 at March 31, 1997 and 2.0 to 1.0 at December 31, 1996.

         Capital Expenditures. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. The Company's 1997 capital expenditure budget has been set at $75 million of which approximately $50 million is committed to drilling, $10 million for 3-D seismic and land costs and $15 million for small strategic acquisitions. Through March 31, 1997, the Company has expended $10.2 million of its capital budget. Funding for the Company's exploration and development activities and its working capital obligations is provided primarily by internally-generated cash flow. The Company budgets its capital expenditures based on projected cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

         During the first three months of 1997, the Company's borrowings were reduced by payments of $5 million.

         Capital Resources. The Company's capital resources consist of cash flow from operating activities and funds available under its bank credit facility (the "Credit Facility"). On September 7, 1995, the Company arranged a new bank Credit Facility which is an unsecured $250 million revolving credit agreement that is due September 7, 1999. The new facility is provided by a group of seven commercial banks led by Bank One, Texas, N.A. as agent (the "Agent Bank"). The Borrowing Base, as defined in the loan agreement, is currently set at $135 million, and is subject to semi-annual redetermination. Outstanding borrowings were $90 million at March 31, 1997.

         The Credit Facility provides the option of borrowing at floating interest rates based on the Agent Bank's base rate or at a Eurodollar option based on the London Interbank Offered Rates ("LIBOR") plus _ of 1% to 1.25%, depending on the outstanding loan balance. Interest is paid quarterly or at the end of each interest period. The current weighted average interest rate is 6.50%. The Company also incurs a commitment fee of 1/4 of 1% on the unused portion of the Borrowing Base. The Credit Facility contains customary restrictive covenants, including restrictions on the payment of dividends and requires the Company to maintain certain financial ratios.

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

         Hedging Transactions. With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company periodically enters into hedging transactions of various kinds with respect to both oil and natural gas. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.

         At March 31, 1997, the Company had no active hedging transactions. Subsequent to March 31, 1997, the Company has entered into a swap agreement fixing the price of 10,000 MMBTU of natural gas per day for the months of May through October 1997 at a net price to the Company of $2.03 per MMBTU.

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

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4, 5 & 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 1997.


                                            HUGOTON ENERGY CORPORATION
                                                  (Registrant)




Date:  May 9, 1997                          /s/ W. Mark Womble
     --------------------------             -----------------------------------
                                            W. Mark Womble, Executive Vice
                                                 President, Chief Financial
                                                 Officer and Director
                                            (Chief Financial Officer and
                                                 Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
Number                   Description
-------                  -----------

  27            Financial Data Schedule