Form 10-Q
period 1997-06-30
HUGOTON ENERGY CORP
filed 1997-08-14
CIK 914144

================================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   JUNE 30, 1997

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
Yes [X]  No [ ]



Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                                 OUTSTANDING AS OF JULY 31, 1997
 Common stock, no par value                                19,838,574

================================================================================

                              TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I       FINANCIAL INFORMATION (UNAUDITED)

             Item 1. Consolidated Financial Statements

                     Consolidated Statements of Operations
                        for the six months ended June 30,
                        1997 and 1996                                         3

                     Consolidated Balance Sheets at June 30,
                        1997 and December 31, 1996                            4

                     Consolidated Statements of Cash Flows
                        for the six months ended June 30,
                        1997 and 1996                                         5

                     Notes to Consolidated Financial Statements               6

             Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations         7


PART II      OTHER INFORMATION                                               12

SIGNATURE                                                                    13


PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           HUGOTON ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                           ----------------------    --------------------
                                              1997         1996        1997        1996
                                           ----------    --------    --------    --------
REVENUES:
  Oil and Gas                                $ 17,064    $ 15,900    $ 40,648    $ 31,474
  Gas Plant                                       268         409         667         919
  Gain on sales of properties                       2        --            18        --
  Gain on certain gas swap contracts             --          --          --            10
                                             --------    --------    --------    --------
TOTAL REVENUES                                 17,334      16,309      41,333      32,403
                                             --------    --------    --------    --------
EXPENSES:
  Production
       Lease operations                         4,947       4,040       9,601       8,365
       Production and severance tax               836         721       1,964       1,582
       Gathering, transportation and other        473         684         695         847
  Gas plant                                       242         353         547         693
  Exploration                                   1,511         373       2,549         507
  General and administrative                    2,380       1,588       5,071       3,356
  Depreciation, depletion, amortization         9,499       6,033      15,751      12,272
                                             --------    --------    --------    --------
TOTAL EXPENSES                                 19,888      13,792      36,178      27,622
                                             --------    --------    --------    --------

OPERATING INCOME (LOSS)                        (2,554)      2,517       5,155       4,781

OTHER INCOME (EXPENSES):
  Interest                                     (1,657)     (1,453)     (3,131)     (2,981)
  Other                                            20          67          84          90
                                             --------    --------    --------    --------
TOTAL OTHER INCOME (EXPENSES)                  (1,637)     (1,386)     (3,047)     (2,891)
                                             --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES              (4,191)      1,131       2,108       1,890
(Provision) benefit for income taxes            1,718        (430)       (864)       (718)

                                             ========    ========    ========    ========
NET INCOME (LOSS)                            $ (2,473)   $    701    $  1,244    $  1,172
                                             ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE           $  (0.12)   $   0.04    $   0.06    $   0.06
                                             ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           19,811      19,697      19,774      19,697
                                             ========    ========    ========    ========

  See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     JUNE 30,   DECEMBER 31,
                                                                       1997        1996
                                                                    ---------    ---------
                                 ASSETS
CURRENT ASSETS:
  Cash                                                              $   1,172    $   3,732
  Accounts receivable, less allowance for doubtful accounts
     of $184 ($146 in 1996)                                             9,951       12,985
  Other                                                                   462          568
                                                                    ---------    ---------
TOTAL CURRENT ASSETS                                                   11,585       17,285
                                                                    ---------    ---------

PROPERTIES AND EQUIPMENT, AT COST (SUCCESSFUL EFFORTS METHOD)
  Proved properties                                                   280,860      253,419
  Unproved properties                                                  25,877       24,696
  Gas plant                                                             1,478        1,478
  Other                                                                 6,705        6,303
                                                                    ---------    ---------
                                                                      314,920      285,896
  Less accumulated depreciation, depletion and amortization           (68,625)     (53,118)
                                                                    ---------    ---------
                                                                      246,295      232,778
                                                                    ---------    ---------

OTHER ASSETS, NET                                                       1,746        1,866
                                                                    ---------    ---------
TOTAL ASSETS                                                        $ 259,626    $ 251,929
                                                                    =========    =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  $   5,524    $   6,534
  Other accrued liabilities                                             1,120        1,104
  Accrued property taxes payable                                          840          505
  Accrued interest payable                                                877          597
                                                                    ---------    ---------
TOTAL CURRENT LIABILITIES                                               8,361        8,740
                                                                    ---------    ---------

LONG-TERM DEBT                                                        100,000       95,000

DEFERRED INCOME TAXES                                                  17,006       16,142

OTHER DEFERRED LIABILITIES                                                490          520

COMMITMENTS AND CONTINGENCIES                                            --           --

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares authorized,
    none issued and outstanding                                          --           --
  Common Stock, no par value, 100,000,000 shares authorized,
    19,838,574 shares issued and outstanding (19,702,036 in 1996)         198          197
  Paid-in capital                                                     135,538      134,541
  Retained (deficit)                                                   (1,967)      (3,211)
                                                                    ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                            133,769      131,527
                                                                    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 259,626    $ 251,929
                                                                    =========    =========


See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        --------------------
                                                                           1997       1996
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  1,244    $  1,172
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
      OPERATING ACTIVITIES:
  Depreciation, depletion, and amortization                               15,751      12,272
  Gain on sale of properties and other assets                                (34)        (70)
  Leasehold abandonments                                                     191        --
  Deferred income taxes                                                      864         718
  Other non-cash charges                                                     150         109

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                                      3,034      (1,168)
  Other current assets                                                       106         367
  Other                                                                      (12)        548
  Accounts payable                                                        (1,010)     (1,256)
  Accrued liabilities                                                        631         942
  Accrued swap contract liability                                           --        (1,646)
  Deferred liabilities                                                       (30)       --
                                                                        --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 20,885      11,988
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to properties and equipment                                  (29,618)    (28,682)
  Proceeds from sale of proved properties and other assets                   175       6,302
                                                                        --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                    (29,443)    (22,380)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                                            10,000      22,000
  Repayment of long term debt                                             (5,000)    (10,000)
  Proceeds from exercised stock options                                      998        --
                                                                        --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  5,998      12,000
                                                                        --------    --------

Net increase (decrease) in cash                                           (2,560)      1,608

Cash at beginning of period                                                3,732       3,914
                                                                        --------    --------
Cash at end of period                                                   $  1,172    $  5,522
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                         $  2,972    $  2,561

See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements at June 30, 1997 and for the six month period then ended are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 1997.


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

CURRENT DEVELOPMENTS

         The Company drilled 56 wells during the first six months of 1997 and completed 54 of them for a success rate of 96%. The Company currently has eight drilling rigs running in the Mid-Continent area, the Permian Basin and the Austin Chalk and is currently drilling its initial exploratory well in the Williston Basin. The Company's $50 million drilling budget for 1997 allows for drilling up to 200 wells during 1997.

         In June 1997, the Company hired Petrie Parkman & Co. to assist it in evaluating strategic alternatives, including a possible sale or merger of the Company. The Company has received a large number of inquires and indications of interest from other companies and investment bankers and plans to open a data room by early September.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company for the periods shown:

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                        1997             1996              1997              1996
                                                        ----             ----              ----              ----
         Net production (1):
           Natural gas (MMCF)                           4,878             4,877            9,727              9,719
           Oil (MBBLS)                                    419               405              876                857
           Natural gas equivalents (MMCFE)              7,392             7,307           14,983             14,861

         Average net daily production (1):
            Natural gas (MCF)                          53,606            53,596           53,742             53,402
            Oil (BBLS)                                  4,607             4,453            4,840              4,706
            Natural gas equivalents (MCFE)             81,248            80,314           82,782             81,638

         Average sales price per unit (2):
            Natural Gas ($/MCF)                         $1.91             $1.78            $2.34              $1.70
            Oil ($/BBL)                                 18.50             17.84            20.37              17.42
            Natural gas equivalents ($/MCFE)             2.31              2.18             2.71               2.12

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

         Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Net Income or Loss and Cash Flow from Operating Activities. The Company reported net loss of $2.5 million, or $.12 per share, on total revenues of $17.3 million for the three months ended June 30, 1997. This compares to net income of $0.7 million, or $.04 per share, on total revenues of $16.3 million for the three months ended June 30, 1996. Cash flows from operating activities for the three months ended June 30, 1997 decreased to $7.5 million from $7.6 million for the same period in 1996. Total revenues increased for 1997 due largely to higher average sales prices per MCFE ($2.31 in 1997 versus $2.18 in 1996).

         Oil and Gas Revenues. Revenues from oil and gas operations increased by 7% to $17.1 million for the three months ended June 30, 1997 compared to $15.9 million for the same period during 1996. The increase is attributed to the higher oil and natural gas prices received by the Company during 1997.

         Production Expense. Production expense for the three months ended June 30, 1997, increased by 17% to $6.3 million compared to $5.4 million during the same period of 1996. Lease operating costs rose $0.9 million, production and severance taxes increased by $0.1 million while gathering, transportation and other declined by $0.1 million. The rise in lease operating costs comprised the majority of the overall increase in the category and is primarily a result of continued increasing price pressures encountered in the service and supply sector of the economy.

         Exploration Expense. Exploration expense for the three months ended June 30, 1997, increased to $1.5 million compared to $0.4 million during the same period of 1996. The increase is due to $1.3 million in delay rentals paid on the Company's Austin Chalk acreage in Louisiana.

         General and Administrative Expense. General and administrative expense increased to $2.4 million in the three month period ended June 30, 1997, compared to $1.6 million for the same period in 1996. The increase is primarily attributable to costs associated with the sale of the Company's common stock by selling shareholders and costs related to the Company's review of strategic alternatives that is currently underway.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the three months ended June 30, 1997 was $9.5 million compared to $6.0 million for the same period of 1996. During the second quarter of 1997, the Company recorded an additional $3.4 million in DD&A expense for the three months ended June 30, 1997. The additional DD&A recorded was primarily attributed to the Company's Austin Chalk Properties.

         Income Taxes. For the three months ended June 30, 1997, the Company recorded a tax benefit of $1.7 million compared to a tax provision of $0.4 million for the same period of 1996. The benefit recorded in 1997 represents the Company's net loss for the three months ended at its expected effective tax rate for 1997 of 41%. The effective tax rate used by the Company in 1997 differs from the 1996 rate due to the inclusion of certain non-deductible amortization present in 1997.

         Six Months Ended June 30, 1997 Compared to Six Months Ended June 30,
1996

         Net Income or Loss and Cash Flow from Operating Activities. The Company reported net income of $1.2 million, or $.06 per share, on total revenues of $41.3 million for the six months ended June 30, 1997. This compares to net income of $1.2 million, or $.06 per share, on total revenues of $32.4 million for the six months ended June 30, 1996. Cash flows from operating activities for the six months ended June 30, 1997 increased to $20.1 million from $12.0 million for the same period in 1996. The increase in total revenues and cash flows for 1997 is largely attributable to higher average sales prices per MCFE ($2.71 in 1997 versus $2.12 in 1996). Additionally, the Company's realized prices for the first six months of 1997 were positively impacted by $.49/BBL and $.14/MCF due to hedging transactions established during the fourth quarter of 1996. The net effect of the hedging transactions was an increase of $1.1 million in net income for the first six months of 1997.

         Oil and Gas Revenues. Revenues from oil and gas operations increased by 29% to $40.6 million for the six months ended June 30, 1997 compared to $31.5 million for the same period during 1996. The increase is attributed to the higher oil and natural gas prices received by the Company during 1997 and the positive impact of hedging transactions in place during 1997, as previously mentioned above.

         Production Expense. Production expense for the six months ended June 30, 1997, increased to $12.3 million compared to $10.8 million during the same period of 1996. Lease operating costs rose $1.2 million, production and severance taxes increased by $0.4 million while gathering, transportation and other declined by $0.2 million. The rise in lease operating costs comprised the majority of the overall increase in the category and is primarily a result of continued increasing price pressures encountered in the service and supply sector of the economy. Higher prices per MCFE during 1997 ($2.71 vs. $2.12) is attributed to the increase in production and severance taxes.

         Exploration Expense. Exploration expense for the six months ended June 30, 1997, increased to $2.5 million compared to $0.5 million during the same period of 1996. The increase is due to $.5 million in seismic costs, $1.5 million in delay rental and $0.2 million in abandoned undeveloped acreage costs.

         General and Administrative Expense. General and administrative expense increased to $5.1 million in the six month period ended June 30, 1997, compared to $3.4 million for the same period in 1996. The increase is primarily attributable to costs associated with the sale of the Company's common stock by selling shareholders and costs related to the Company's review of strategic alternatives that is currently underway.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the six months ended June 30, 1997 was $15.8 million compared to $12.3 million for the same period of 1996. During the second quarter of 1997, the Company recorded an additional $3.4 million in DD&A expense for the three months ended June 30, 1997. The additional DD&A recorded was primarily attributed to the Company's Austin Chalk Properties.

         Income Taxes. For the six months ended June 30, 1997, the Company recorded a tax provision of $0.9 million compared to a tax provision of $0.7 million for the same period of 1996. The provision recorded in 1997 represents the Company's net income for the six months ended at an effective tax rate of 41%. The effective tax rate used by the Company in 1997 differs from the 1996 rate due to the inclusion of certain non-deductible amortization present in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position decreased by $5.3 million from year-end 1996 to $3.2 million at June 30, 1997. Cash and accounts receivable decreased by $2.6 million and $3.0 million, respectively. The Company's current ratio of current assets to current liabilities was 1.4 to 1.0 at June 30, 1997 and 2.0 to 1.0 at December 31, 1996.

         Capital Expenditures. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. The Company's 1997 capital expenditure budget has been set at $75 million of which approximately $50 million is committed to drilling, $10 million for 3-D seismic and land costs and $15 million for small strategic acquisitions. Through June 30, 1997, the Company has expended approximately $30 million of its capital budget. Funding for the Company's exploration and development activities and its working capital obligations is provided primarily by internally-generated cash flow. The Company budgets its capital expenditures based on projected cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

         During the first six months of 1997, the Company's borrowings increased by $5 million. Proceeds from the borrowings were used to fund various acquisitions totaling approximately $4.0 million and general corporate uses of $1.0 million.

         Capital Resources. The Company's capital resources consist of cash flow from operating activities and funds available under its bank credit facility (the "Credit Facility"). The Company's Credit Facility is an unsecured $250 million revolving credit agreement that is due September 7, 1999. The new facility is provided by a group of seven commercial banks led by Bank One, Texas, N.A. as agent (the "Agent Bank"). The Borrowing Base, as defined in the loan agreement, is currently set at $135 million, and is subject to semi-annual redetermination. Outstanding borrowings were $100 million at June 30, 1997.

         The Credit Facility provides the option of borrowing at floating interest rates based on the Agent Bank's base rate or at a Eurodollar option based on the London Interbank Offered Rates ("LIBOR") plus 3/4 of 1% to 1.25%, depending on the outstanding loan balance. Interest is paid quarterly or at the end of each interest period. The current weighted average interest rate is 6.77%. The Company also incurs a commitment fee of 1/4 of 1% on the unused portion of the Borrowing Base. The Credit Facility contains customary restrictive covenants, including restrictions on the payment of dividends and requires the Company to maintain certain financial ratios.

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

         During the second quarter of 1997, the Company entered into swap agreements fixing the price of 10,000 MMBTU of natural gas per day for the months of May through October 1997 at a net price to the Company of $2.03 per MMBTU and 70,000 BBLS of oil per month for the months of June through October 1997 at a net price to the Company of $21.19 per BBL.

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

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 5 & 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held May 15, 1997, the following individuals were elected to the Board of Directors:

         Jonathan S. Linker - Class II director, term expires at annual meeting of stockholders in 2000
         William E. Macaulay - Class II director, term expires at annual meeting of stockholders in 2000

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

The following proposals were approved at the Company's Annual meeting:

                                                     Affirmative          Negative          Votes
                                                        Votes              Votes           Withheld
                                                        -----              -----           --------
<S
1.  Election of two Class II directors to the         16,277,219              235                -
    Board of Directors

2.  Consider and approve the Hugoton Energy           16,229,619           44,800            3,035
    Corporation Amended and Restated 1995
    Stock Option Plan

3.  Consider and approve a Nonstatutory Stock         16,132,369          136,450            8,635
    Option Agreement between the Company
    and Jay W. Decker dated September 8, 1996

4.  Consider and ratify the appointment of            16,274,154            1,300            2,000
    Ernst & Young LLP as the independent
    accountants of the Company for the fiscal
    year ending December 31, 1997

                                  SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 1997.


                                        HUGOTON ENERGY CORPORATION
                                             (Registrant)




Date:  August 12, 1997                  /s/ W. Mark Womble
                                        ---------------------------------------
                                        W. Mark Womble, Executive Vice
                                        President, Chief Financial
                                           Officer and Director
                                        (Chief Financial Officer and
                                           Duly Authorized Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
