Form 10-Q
period 1997-09-30
HUGOTON ENERGY CORP
filed 1997-11-14
CIK 914144

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number  0-23166




[HUGOTON LOGO]            HUGOTON ENERGY CORPORATION
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



Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                              OUTSTANDING AS OF OCTOBER 31, 1997
Common stock, no par value                                 19,838,574

================================================================================

                               TABLE OF CONTENTS


<Caption.
                                                                                                  PAGE
PART I       FINANCIAL INFORMATION (UNAUDITED)

             Item 1. Consolidated Financial Statements

                     Consolidated Statements of Operations for the three months and
                       nine months ended September 30, 1997 and 1996                                 3

                     Consolidated Balance Sheets at September 30, 1997
                       and December 31, 1996                                                         4

                     Consolidated Statements of Cash Flows for the nine months
                       ended September 30, 1997 and 1996                                             5

                     Notes to Consolidated Financial Statements                                      6

             Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                 7


PART II      OTHER INFORMATION                                                                      11

SIGNATURE                                                                                           12

Part I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                           HUGOTON ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,
                                              ----------------------           ---------------------
                                                1997          1996              1997          1996
                                              -------        -------           -------       -------
Revenues:
Oil and Gas                                   $16,970        $14,738           $57,618       $46,211
Gas Plant                                         256            465               923         1,384
Loss on sales of properties                      (121)             -              (103)            -
Gain on certain gas swap contracts                                 -                 -            10
                                              -------        -------           -------       -------
Total revenues                                 17,105         15,203            58,438        47,605
                                              -------        -------           -------       -------
Expenses:
Production
  Lease operations                              5,303          4,358            14,904        12,722
  Production and severance tax                    724            878             2,688         2,459
  Gathering, transportation and other             529            448             1,224         1,296
Gas plant                                         229            353               775         1,046
Exploration                                       756            527             3,304         1,034
General and administrative                      2,289          1,520             7,361         4,876
Depreciation, depletion, amortization           8,839          5,936            24,590        18,207
                                              -------        -------           -------       -------
Total expenses                                 18,669         14,020            54,846        41,640
                                              -------        -------           -------       -------

Operating income (loss)                        (1,564)         1,183             3,592         5,965

Other income (expenses):
Interest                                       (1,753)        (1,561)           (4,884)       (4,542)
Other                                              67              4               151            94
                                              -------        -------           -------       -------
Total other income (expenses)                  (1,686)        (1,557)           (4,733)       (4,448)
                                              -------        -------           -------       -------

Income (loss) before income taxes              (3,250)          (374)           (1,141)        1,517
(Provision) benefit for income taxes            1,065            142               200          (576)

                                              -------        -------           -------       -------
Net income (loss)                             $(2,185)       $  (232)          $  (941)      $   941
                                              =======        =======           =======       =======


Net income (loss) per common shares           $ (0.11)       $ (0.01)          $ (0.05)      $  0.05
                                              =======        =======           =======       =======

Weighted average number of common
  shares outstanding                           19,838         19,697            19,795        19,697
                                              =======        =======           =======       =======

See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                           September 30,          December 31,
                                                                                1997                  1996
                                                                           -------------          ------------
                               Assets
Current assets:
  Cash                                                                       $      486            $   3,732
  Accounts receivable, less allowance for doubtful accounts
     of $274 ($146 in 1996)                                                       9,931               12,985
  Other                                                                             845                  568
                                                                             ----------            ---------
Total current assets                                                             11,262               17,285
                                                                             ----------            ---------

Properties and equipment, at cost (successful efforts method)
  Proved properties                                                             291,249              253,419
  Unproved properties                                                            26,512               24,696
  Gas plant                                                                       1,523                1,478
  Other                                                                           6,709                6,303
                                                                             ----------            ---------
                                                                                325,993              285,896
  Less accumulated depreciation, depletion and amortization                     (77,140)             (53,118)
                                                                             ----------            ---------
                                                                                248,853              232,778
                                                                             ----------            ---------
Other assets, net                                                                 1,675                1,866
                                                                             ----------            ---------
Total Assets                                                                 $  261,790            $ 251,929
                                                                             ==========            =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                                           $    5,367            $   6,534
  Other accrued liabilities                                                         937                1,104
  Accrued property taxes payable                                                  1,320                  505
  Accrued interest payable                                                        1,090                  597
                                                                             ----------            ---------
Total current liabilities                                                         8,714                8,740
                                                                             ----------            ---------

Long-term debt                                                                  105,000               95,000

Deferred income taxes                                                            15,941               16,142

Other deferred liabilities                                                          475                  520

Commitments and contingencies                                                         -                    -

Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares authorized,
    none issued and outstanding                                                       -                    -
  Common Stock, no par value, 100,000,000 shares authorized,
    19,838,574 shares issued and outstanding (19,702,036 in 1996)                   198                  197
  Paid-in capital                                                               135,615              134,541
  Retained (deficit)                                                             (4,153)              (3,211)
                                                                             ----------            ---------
Total shareholders' equity                                                      131,660              131,527
                                                                             ----------            ---------
Total Liabilities and Shareholders' Equity                                   $  261,790            $ 251,929
                                                                             ==========            =========

See accompanying notes.

                           HUGOTON ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                             --------------------------
                                                                               1997              1996
                                                                             --------          --------
Cash flows from operating activities:

Net income (loss)                                                            $   (941)         $    941
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation, depletion, and amortization                                    24,590            18,207
  Loss on sale of properties and other assets                                      67               (76)
  Leasehold abandonments                                                          383                 -
  Deferred income taxes                                                          (201)              576
  Stock option compensation                                                        77                 -
  Other non-cash charges                                                          225               166

Changes in operating assets and liabilities:
  Accounts receivable                                                           3,054            (2,159)
  Other current assets                                                           (277)             (126)
  Other                                                                            (6)              784
  Accounts payable                                                             (1,167)              487
  Accrued liabilities                                                           1,141             1,297
  Accrued swap contract liability                                                   -            (1,646)
  Deferred liabilities                                                            (45)              (15)
                                                                             --------          --------
Net cash provided by operating activities                                      26,900            18,436
                                                                             --------          --------

Cash flows from investing activities:
  Additions to properties and equipment                                       (42,036)          (33,512)
  Proceeds from sale of proved properties and other assets                        891             7,265
                                                                             --------          --------
Net cash used in investing activities                                         (41,145)          (26,247)
                                                                             --------          --------

Cash flows from financing activities:
  Proceeds from long term debt                                                 15,000            22,000
  Repayment of long term debt                                                  (5,000)          (15,000)
  Proceeds from exercised stock options                                           999                 -
                                                                             --------          --------
Net cash provided by financing activities                                      10,999             7,000
                                                                             --------          --------

Net decrease in cash                                                           (3,246)             (811)

Cash at beginning of period                                                     3,732             3,914
                                                                             --------          --------
Cash at end of period                                                        $    486          $  3,103
                                                                             ========          ========
Supplemental disclosure of cash flow information:
  Interest paid                                                              $  4,565          $  4,408

See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements at September 30, 1997, and for the nine month and three month periods then ended are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 1997.


NOTE 2.  EARNINGS PER COMMON SHARE AND RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company's earnings per common share has been computed based on the weighted average number of shares outstanding during the period.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), that specifies the computation, presentation, and disclosure requirements for earnings per share with the objective to simplify the computation of earnings per share. FAS 128 is effective for financial statements for periods ending after December 15, 1997, and earlier application is not permitted. After the effective date, all prior periods earnings per share data shall be restated to conform with the provision of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Company's earnings per share data.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Hugoton Energy Corporation (the "Company") is an independent oil and natural gas company engaged in the exploration for and the development, exploitation, production and acquisition of oil and natural gas reserves and properties. The Company has historically been one of the most active independent operators in the Hugoton Field and has expanded its operations throughout the Mid-Continent area in Kansas, Oklahoma and Texas, and into the Permian Basin in West Texas and New Mexico, the Austin Chalk Trend of Texas and Louisiana and the Williston Basin in Montana and North Dakota. The Company intends to expand its reserve base by continuing its drilling and acquisition activities primarily in its four core areas. The Company focuses on exploring and developing properties that it believes possess significant upside potential, which can be realized through the application of 3-D seismic technology and traditional geologic studies, as well as advanced drilling and completion techniques.

         The Company has accumulated an acreage position of approximately 567,000 net acres, including 165,000 net acres that were added during 1996. These acreage holdings are located in the Company's four core areas and have exploration and development opportunities with multiple pay horizons. The Company believes that it has sufficient drilling prospects in its acreage inventory to allow it to continue its drilling program through 1999, and it intends to continue to add acreage to its holdings. The Company's 1997 capital budget is $75 million, an increase of 63% over 1996 capital expenditures, and includes $50 million for drilling, $10 million for 3-D seismic and land costs and $15 million for small strategic acquisitions.

CURRENT DEVELOPMENTS

         The Company has drilled a total of 88 wells during the first nine months of 1997 and completed 79 of them for a success rate of 90%. The Company currently has eight drilling rigs running, including six rigs in the Mid-Continent area and the Permian Basin, one rig in the Williston Basin and one rig in the Austin Chalk Trend. This level of drilling represents an increase of 150% in the number of wells drilled during the first nine months of 1996. The Company expects to drill a total of 120 wells during 1997. The Company has experienced delays in its drilling program due to the high level of demand in the industry for drilling equipment and crews. Additional delays have been experienced due to the diversion of technical personnel to the effort associated with the possible sale or merger of the Company.

         The Company announced on Thursday, November 13th that it had signed a definitive agreement to merge with Chesapeake Energy Corporation (NYSE:CHK) in a stock-for-stock transaction. Hugoton shareholders will receive a fixed exchange ratio of 1.3 shares of Chesapeake common stock for each share of Hugoton common stock. The transaction will result in Hugoton's shareholders owning approximately 26% of Chesapeake, pro forma for the transaction. Based on the closing market price of Chesapeake's common stock on November 12, the transaction has a total value of approximately $380 million.

         Chesapeake will acquire Hugoton by merging it into a subsidiary of Chesapeake. Although both Hugoton and Chesapeake's Boards of Directors have approved the transaction, the merger is subject to approval by both companies' shareholders. The transaction is expected to close in early-1998 and is expected to be accounted for as a pooling of interests and qualify as a tax-free reorganization.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information of the Company for the periods shown:

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                       1997             1996              1997              1996
                                                       ----             ----              ----              ----
         Net production (1):
           Natural gas (MMCF)                         4,834             4,711           14,561             14,430
           Oil (MBBLS)                                  407               411            1,284              1,268
           Natural gas equivalents (MMCFE)            7,276             7,177           22,265             22,038

         Average net daily production (1):
            Natural gas (MCF)                        52,543            51,208           53,338             52,665
            Oil (BBLS)                                4,429             4,453            4,702              4,628
            Natural gas equivalents (MCFE)           79,117            78,046           81,550             80,433

         Average sales price per unit (2):
            Natural Gas ($/MCF)                       $1.95             $1.54            $2.21              $1.65
            Oil ($/BBL)                               18.49             18.16            19.77              17.66
            Natural gas equivalents ($/MCFE)           2.33              2.05             2.59               2.10

_________

    (1) Net production and average net daily production excludes NGLs and natural gas purchased by AmGas (100% owned subsidiary of the Company) from and sold to unrelated third parties.

    (1) Average prices received from sales of natural gas include revenues attributable to NGLs as the Company has not historically accounted separately for production or revenues attributable to NGLs.

         Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Net Income or Loss and Cash Flow from Operating Activities. The Company reported a net loss of $2.2 million, or $.11 per share, on total revenues of $17.1 million for the three months ended September 30, 1997. This compares to a net loss of $0.2 million, or $.01 per share, on total revenues of $15.2 million for the three months ended September 30, 1996. Cash flows from operating activities for the three months ended September 30, 1997, decreased to $6.0 million from $6.4 million for the same period in 1996. Total revenues increased for 1997 due largely to a higher average sales price per MCFE ($2.33 in 1997 versus $2.05 in 1996). The net effect of the hedging transactions was not significant to net income for the three months ended September 30, 1997.

         Oil and Gas Revenues. Revenues from oil and gas operations increased by 16% to $17.0 million for the three months ended September 30, 1997, compared to $14.7 million for the same period during 1996. The increase is attributed to the higher oil and natural gas prices received by the Company during 1997.

         Production Expense. Production expense for the three months ended September 30, 1997, increased by 15 % to $6.6 million compared to $5.7 million during the same period of 1996. Lease operating costs rose $0.9 million, production and severance taxes decreased by $0.2 million and gathering, transportation and other increased by $0.1 million. The rise in lease operating costs comprised the majority of the overall increase in the category and is primarily a result of continued increasing price pressures encountered in the service and supply sector of the economy.

         Exploration Expense. Exploration expense for the three months ended September 30, 1997, increased to $0.8 million compared to $0.5 million during the same period of 1996. The increase is largely due to $0.2 million in abandoned undeveloped acreage cost.

         General and Administrative Expense. General and administrative expense increased to $2.3 million in the three month period ended September 30, 1997, compared to $1.5 million for the same period in 1996. The increase is primarily attributable to costs associated with the Company's review of strategic alternatives that is currently underway.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the three months ended September 30, 1997 was $8.8 million compared to $5.9 million for the same period of 1996. The increased DD&A recorded is primarily attributed to higher DD&A rates associated with the Company's Austin Chalk Properties.

         Income Taxes. For the three months ended September 30, 1997, the Company recorded a tax benefit of $1.1 million compared to a tax provision of $0.1 million for the same period of 1996. The benefit recorded in 1997 represents the Company's net loss for the three months ended at its expected effective tax rate for 1997. The effective tax rate used by the Company in 1997 differs from the 1996 rate due to the inclusion of certain non-deductible amortization present in 1997.

         Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Net Income or Loss and Cash Flow from Operating Activities. The Company reported a net loss of $0.9 million, or $.05 per share, on total revenues of $58.4 million for the nine months ended September 30, 1997. This compares to net income of $0.9 million, or $.05 per share, on total revenues of $47.6 million for the nine months ended September 30, 1996. Cash flows from operating activities for the nine months ended September 30, 1997, increased to $26.9 million from $18.4 million for the same period in 1996. The increase in total revenues and cash flows for 1997 is largely attributable to higher average sales prices per MCFE ($2.59 in 1997 versus $2.10 in 1996). The Company's realized prices for the first nine months of 1997 were positively impacted by $.53/BBL and $.08/MCF due to hedging transactions. The net effect of the hedging transactions was an increase of $1.3 million in net income for the first nine months of 1997.

         Oil and Gas Revenues. Revenues from oil and gas operations increased by 25% to $57.6 million for the nine months ended September 30, 1997, compared to $46.2 million for the same period during 1996. The increase is attributed to the higher oil and natural gas prices received by the Company during 1997 and the positive impact of hedging transactions in place during 1997, as previously mentioned above.

         Production Expense. Production expense for the nine months ended September 30, 1997, increased to $18.8 million compared to $16.5 million during the same period of 1996. Lease operating costs rose $2.2 million, production and severance taxes increased by $0.2 million while gathering, transportation and other declined by $0.1 million. The rise in lease operating costs comprised the majority of the overall increase in the category and is primarily a result of continued increasing price pressures encountered in the service and supply sector of the economy. A higher sales price per MCFE received by the Company during 1997 ($2.59 vs. $2.10) is attributed to the increase in production and severance taxes.

         Exploration Expense. Exploration expense for the nine months ended September 30, 1997, increased to $3.3 million compared to $1.0 million during the same period of 1996. The increase is due to $0.3 million in seismic costs, $1.6 million in delay rentals and $0.4 million in abandoned undeveloped acreage costs.

         General and Administrative Expense. General and administrative expense increased to $7.4 million in the nine month period ended September 30, 1997, compared to $4.9 million for the same period in 1996. The increase is primarily attributable to costs associated with the Company's review of strategic alternatives that is currently underway.

         Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the nine months ended September 30, 1997, was $24.6 million compared to $18.2 million for the same period of 1996. The additional DD&A recorded is primarily attributed to higher DD&A rates associated with the Company's Austin Chalk Properties.

         Income Taxes. For the nine months ended September 30, 1997, the Company recorded a tax benefit of $0.2 million compared to a tax provision of $0.6 million for the same period of 1996. The provision recorded in 1997 represents the Company's net income for the nine months ended at its expected effective tax rate. The effective tax rate used by the Company in 1997 differs from the 1996 rate due to the inclusion of certain non-deductible amortization present in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position decreased by $6.0 million from year-end 1996 to $2.5 million at September 30, 1997. Cash and accounts receivable decreased by $3.2 million and $3.1 million, respectively. The Company's current ratio of current assets to current liabilities was 1.3 to 1.0 at September 30, 1997 and 2.0 to 1.0 at December 31, 1996.

         Capital Expenditures. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. The Company's 1997 capital expenditure budget has been set at $75 million of which approximately $50 million is committed to drilling, $10 million for 3-D seismic and land costs and $15 million for small strategic acquisitions. Through September 30, 1997, the Company has expended approximately $40 million of its capital budget. Funding for the Company's exploration and development activities and its working capital obligations are provided primarily by internally-generated cash flow. The Company budgets its capital expenditures based on projected cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

         During the first nine months of 1997, the Company's net borrowings increased by $10.0 million. Proceeds from the borrowings were used to fund acquisitions and the Company's drilling activities.

         Capital Resources. The Company's capital resources consist of cash flow from operating activities and funds available under its bank credit facility (the "Credit Facility"). The Company's Credit Facility is an unsecured $250 million revolving credit agreement that is due September 7, 1999. The new facility is provided by a group of seven commercial banks led by Bank One, Texas, N.A. as agent (the "Agent Bank"). The Borrowing Base, as defined in the loan agreement, is currently set at $135 million, and is subject to semi-annual redetermination. Outstanding borrowings were $105 million at September 30, 1997.

         The Credit Facility provides the option of borrowing at floating interest rates based on the Agent Bank's base rate or at a Eurodollar option based on the London Interbank Offered Rates ("LIBOR") plus 3/4 of 1% to 1.25%, depending on the outstanding loan balance. Interest is paid quarterly or at the end of each interest period. The current weighted average interest rate is 6.79%. The Company also incurs a commitment fee of 1/4 of 1% on the unused portion of the Borrowing Base. The Credit Facility contains customary restrictive covenants, including restrictions on the payment of dividends and requires the Company to maintain certain financial ratios.

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

         At September 30, 1997, the Company had active swap agreements fixing the price of 20,000 MMBTU of natural gas per day through October 1997 at an average net price to the Company of $2.11 per MMBTU and 60,000 BBLS of oil per month through October 1997 at a net price to the Company of $21.19 per BBL.

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

The following members of the Board of Directors had terms that continued after the meeting:

         David S. Elkouri - Class I director, term expires at annual meeting of stockholders in 1998
         John T McNabb, II - Class I director, term expires at annual meeting of stockholders in 1998
         Alan J. Andreini - Class I director, term expires at annual meeting of stockholders in 1998
         Floyd C. Wilson - Class III director, term expires at annual meeting of stockholders in 1999
         W. Mark Womble - Class III director, term expires at annual meeting of stockholders in 1999
         J. W. Decker - Class III director, term expires at annual meeting of stockholders in 1999

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
    Ernst & Young LLP as the independent
    accountants of the Company for the fiscal
    year ending December 31, 1997

                                   SIGNATURE

Pursuant to the requirements Section 13 or 15 (d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 1997.


                           HUGOTON ENERGY CORPORATION
                                  (Registrant)




Date:  November 14, 1997                    /s/ W. Mark Womble
     -----------------------------         -----------------------------------
                                                W. Mark Womble, Executive
                                                  Vice President, Chief
                                                  Financial Officer and Director
                                                (Chief Financial Officer and
                                                Duly Authorized Officer)

                           INDEX TO EXHIBITS


      Exhibit
        No.                  Description
      -------                -----------

        27              Financial Data Schedule