Form 10-K
period 1997-12-31
HUGOTON ENERGY CORP
filed 1998-03-31
CIK 914144

                           HUGOTON ENERGY CORPORATION
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                              HUGOTON ENERGY LOGO

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23166

                              HUGOTON ENERGY LOGO
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

       Registrant's telephone number, including area code: (316) 262-1522

          Securities registered pursuant to Section 12 (b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference to Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of February 1, 1998, Registrant had outstanding 19,838,574 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 1, 1998 as reported on the NASDAQ National Market, was approximately $49,925,000.
================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                      PART I
Item 1.   Business....................................................           3
Item 2.   Properties..................................................          14
Item 3.   Legal Proceedings...........................................          14
Item 4.   Submission of Matters to a Vote of Security Holders.........          14
                                     PART II
Item 5.   Market for Registrant's Common Stock and Related
            Shareholders Matters......................................          14
Item 6.   Selected Financial Data.....................................          15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................          16
Item 8.   Consolidated Financial Statements and Supplementary Data....          21
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................          21
                                     PART III
Item 10.  Directors and Executive Officers of the Company.............          22
Item 11.  Executive Compensation......................................          25
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................          30
Item 13.  Certain Relationships and Related Transactions..............          32
                                     PART IV
Item 14.  Exhibits Financial Statements Schedules and Reports on Form
            8-K.......................................................          34
Signatures............................................................          37
Financial Information.................................................  Appendix A

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Hugoton Energy Corporation (the "Company") is an independent oil and natural gas company engaged in the exploration for and the development, exploitation, production and acquisition of oil and natural gas reserves and properties. The Company is one of the most active independent operators in the Hugoton Field and has expanded its operations throughout the Mid-Continent area in Kansas, Oklahoma and Texas, and into the Permian Basin in West Texas and New Mexico, the Austin Chalk Trend of Texas and Louisiana and the Williston Basin in Montana and North Dakota. The Company intends to expand its reserve base by continuing its drilling and acquisition activities primarily in its four core areas. The Company focuses on exploring and developing properties it believes possess significant upside potential, which can be realized through the application of 3-D seismic technology and traditional geologic studies, as well as advanced drilling and completion techniques.

     The Company increased its proved reserves from 22 Bcfe at December 31, 1991 to 246 Bcfe at December 31, 1997. The proved reserves are 75% natural gas and are 82% proved developed producing, with a reserve-to-production ratio of 8.4 years, based on 1997 production. The Company operates 1,679 wells, representing 87% of its reserves. The Company's average net daily production has increased from 2.6 MMcfe during 1991 to 80.4 MMcfe during 1997.

     The Company's growth was a result of its aggressive drilling and acquisition programs. During the last five years, the Company has drilled a total of 342 wells and completed 270 of them for a success ratio of 79%.

     The Company focuses on potential acquisitions within its core areas, but also considers selected opportunities in new areas. The Company's strategy is to acquire producing properties with operational control in oil and natural gas basins that offer significant exploitation, development and exploratory prospects. The Company's most significant acquisitions have been the purchase of limited partnership interests in two oil and natural gas partnerships owned by The Prudential Insurance Company of America ("Prudential") in 1993 and the purchase of Consolidated Oil & Gas, Inc. ("COG") in 1995.

     The Company is incorporated in the State of Kansas, its principal executive offices are located at 301 North Main, Suite 1900, Wichita, Kansas 67202 and its telephone number is (316) 262-1522.

MERGER WITH CHESAPEAKE

     On November 12, 1997, the Company signed a definitive agreement to merge in a stock-for-stock transaction with Chesapeake Energy Corporation. The merger agreement provides for a fixed exchange ratio of 1.3 shares of Chesapeake for each share of the Company's stock, resulting in the Company's shareholders owning approximately 26% of Chesapeake upon consummation of the merger.

     On February 17, 1998, the Company and Chesapeake filed with the Securities and Exchange Commission a Joint Proxy/Prospectus on Form S-4 detailing the merger transaction to be voted on by shareholders on March 10, 1998.

     On March 10, 1998, the shareholders of the Company and Chesapeake voted to approve the merger.

IMPACT OF CHESAPEAKE MERGER

     As a result of the merger, the impact to the business strategy of the Company going forward is unknown. The Company's future operations and business decisions will be determined by the management of Chesapeake and may potentially differ from previously stated plans, policies and practices of the Company.

     Effective with the consummation of the merger, certain material events took place which include, but are not limited to the following: 1) all Board of Directors and executive officers of the Company resigned and 2) all currently outstanding stock options of the Company were converted to Chesapeake stock options and became immediately vested and exercisable.

DRILLING

     The following table sets forth the wells drilled by the Company during the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                     1997             1996             1995
                                                 -------------    -------------    -------------
                                                 GROSS    NET     GROSS    NET     GROSS    NET
                                                 -----    ----    -----    ----    -----    ----
Infill and Development:
  Productive...................................   98.0    77.3    30.0     23.9     5.0      2.3
  Non-Productive...............................    1.0     0.2     1.0      0.1     4.0      3.0
                                                 -----    ----    ----     ----    ----     ----
          Total................................   99.0    77.5    31.0     24.0     9.0      5.3
                                                 =====    ====    ====     ====    ====     ====
Field Extension and Exploratory:
  Productive...................................    9.0     4.6    28.0     12.2    23.0     14.4
  Non-Productive...............................   11.0     4.5     8.0      5.8     7.0      5.8
                                                 -----    ----    ----     ----    ----     ----
          Totals...............................  20.00     9.1    36.0     18.0    30.0     20.2
                                                 =====    ====    ====     ====    ====     ====
Total:
  Productive...................................  107.0    81.9    58.0     36.1    28.0     16.7
  Non-Productive...............................   12.0     4.7     9.0      5.9    11.0      8.8
                                                 -----    ----    ----     ----    ----     ----
          Total................................  119.0    86.6    67.0     42.0    39.0     25.5
                                                 =====    ====    ====     ====    ====     ====

     As of December 31, 1997, the Company had a working interest in 1,198 gross (515 net) natural gas wells and 1,521 gross (902 net) oil wells.

GAS GATHERING AND PROCESSING

     The Company owns and operates the Kinsler gas gathering system and processing plant in Morton County, Kansas. The gathering system consists of more than 30 miles of pipelines and currently serves 28 wells, of which 24 are operated by the Company. The gathering system has a throughput capacity of approximately 10 MMcf per day. During the year ended December 31, 1997, the system gathered an average of 2.9 MMcf of natural gas per day.

     The processing plant is currently processing 1.8 MMcf per day and during the year ended December 31, 1997, the plant recovered an average of 9,700 gallons of NGLs per day. All gas delivered to the system is purchased by the Company at the wellhead at prices related to the Panhandle Eastern Pipe Line monthly index. All NGLs are trucked to the Jayhawk NGL pipeline and delivered to a Warren NGL, Inc. fractionation plant where they are sold at monthly average spot market prices. In August of 1996, the Company modified its downstream transportation arrangements with all residue gas available after processing delivered to PanEnergy Field Services and marketed on the Panhandle Eastern Pipe Line system at spot market prices.

ACREAGE

     The table below describes the Company's developed and undeveloped leasehold acreage as of December 31, 1997. A substantial portion of the developed leasehold acreage is developed above 3,500 feet, but is undeveloped below 3,500 feet.

                               UNDEVELOPED ACREAGE     DEVELOPED ACREAGE        TOTAL ACREAGE
                               --------------------    ------------------    --------------------
                                GROSS        NET        GROSS       NET        GROSS        NET
                               --------    --------    -------    -------    ---------    -------
Hugoton/Mid-Continent........  207,992      95,894     319,534    222,194      527,526    318,088
Permian Basin................   13,692       5,533      51,233     38,003       64,925     43,536
Austin Chalk.................  171,903      57,902      16,430      3,603      188,333     61,505
Williston Basin..............  302,329     139,132      55,227     19,193      357,556    158,325
                               -------     -------     -------    -------    ---------    -------
          Total..............  695,916     298,461     442,424    282,993    1,138,340    581,454
                               =======     =======     =======    =======    =========    =======

     No possible or probable reserves have been assigned to the Company's undeveloped acreage. As is customary in the oil and gas industry, the Company can retain its interests in undeveloped acreage by drilling activity which establishes commercial production sufficient to maintain the leases, or by payment of delay rentals during the remaining primary term of such a lease. The Company paid $1.7 million in delay rentals for 1997 and projects an expense of approximately $1.9 million for 1998. The oil and natural gas leases in which the Company has an interest are for varying primary terms.

     During 1997, the Company recorded a $12.0 million non-cash charge for impaired, abandoned and expired undeveloped acreage. The charge was a result of the Company's periodic review of its undeveloped acreage position and was based upon factors such as results of exploration activities within a prospect, current and expected commodity prices, lease terms, delay rental costs and the Company's business strategy related to individual prospects. See also "Impact of Chesapeake Merger" as set forth under "Item 1. -- Business."

     In addition to the developed and undeveloped acreage indicated, the Company is engaged in numerous farmout agreements with other owners of oil and natural gas leases and is actively leasing additional acreage. A farmout agreement is a customary industry agreement which provides the assignee drill an exploratory well or wells on the farmout properties, and if the well is completed as a commercial producer of oil and/or natural gas, the assignee earns an assignment of some or all of the assignor's natural gas and oil lease interests.

     As of December 31, 1997, the Company is an assignee in various farmout agreements. Rights to earn the interest in the farmout acreage can be surrendered by the Company at any time by giving notice to an assignor, or lost through nonperformance by the Company.

OIL AND NATURAL GAS RESERVES

     The following table summarizes estimates of the Company's proved producing, proved non-producing and proved undeveloped reserves as of December 31, 1997, and the discounted present value attributable to the Company's estimated proved reserves at such date, as estimated by independent petroleum engineers, Ryder Scott Company.

                                                         PROVED RESERVES
                                      -----------------------------------------------------
                                      PRODUCING    NON-PRODUCING    UNDEVELOPED     TOTAL
                                      ---------    -------------    -----------    --------
Natural gas (MMcf)..................   152,546         2,757           30,184       185,487
Oil and NGLs (MBbls)................     8,167           497            1,454        10,118
Natural gas equivalents (MMcfe).....   201,548         5,739           38,908       246,195
Present value of estimated future
  net revenues before income taxes
  (discounted at 10%) (in
  thousands)(1).....................  $144,935        $4,451          $23,630      $173,016

---------------

(1) The present value of estimated future net revenues before income taxes determined in accordance with Securities and Exchange Commission regulations (discounted at 10%) as of December 31, 1997 was determined using weighted average sales prices of $1.83 per Mcf of natural gas and $15.97 per Bbl of oil.

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

     The volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is therefore highly dependent upon its level of success in finding or acquiring additional reserves.

     Due to a significant decrease in commodity prices during the fourth quarter of 1997, the company concluded an impairment of its oil and gas properties had occurred and recorded a $36.2 million pre-tax impairment charge reflecting the difference between estimated fair value and the carrying values of the impaired properties.

PRODUCTION

     The following table sets forth the Company's oil and natural gas production data during the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
NET PRODUCTION(1):
  Natural gas (MMcf).....................................  19,269    19,026    14,651
  Oil (MBbls)............................................   1,677     1,700     1,018
  Natural gas equivalents (Mmcfe)........................  29,331    29,226    20,759
AVERAGE NET DAILY PRODUCTION(1):
  Natural gas (Mcf)......................................  52,793    51,983    40,139
  Oil (Bbls).............................................   4,596     4,644     2,789
  Natural gas equivalents (Mcfe).........................  80,369    78,847    56,873
AVERAGE SALES PRICE(2):
  Natural Gas ($/Mcf)....................................  $ 2.24    $ 1.87    $ 1.30
  Oil ($/Bbl)............................................   19.36     18.03     16.37
  Natural gas equivalents ($/Mcfe).......................    2.58      2.27      1.72
OTHER DATA:
  Production cost ($/Mcfe)(3)............................  $ 0.88    $ 0.74    $ 0.56
  Depreciation, depletion and amortization/Mcfe)(4)......    1.17      0.76      0.68

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

MARKETING

     Approximately 90% of the Company's natural gas production is sold at index related, spot-market prices. The balance of the Company's gas is sold under longer-term contracts at percentage-of-proceeds or fixed prices.

     Natural Gas. Most of the Company's spot market gas is sold to Cibola Energy Services Corporation ("Cibola"), a wholly-owned subsidiary of TransCanada Pipelines, Ltd. Under a marketing agreement, Cibola has marketing rights to all of the Company's undedicated gas production. The agreement mitigates the Company's exposure to pipeline imbalance penalties and enables the Company to take advantage of the size, diverse markets and trading expertise of Cibola, while still maintaining market control. This arrangement increases the Company's access to premium gas markets and enhances its pricing options. In addition, Cibola assists the Company in areas such as nominations, scheduling and solicitation of gathering and transportation discounts. This symbiotic relationship provides the benefits of an in-house marketing company, without the overhead expense. The agreement may be canceled by either party upon sixty (60) days notice.

     Natural Gas Liquids. The Company's natural gas liquids produced from its processing plant are sold at market prices (see "Gas Gathering and Processing"). The Company's natural gas liquids extracted by third party processors are generally sold under percentage-of-proceeds contracts.

     Hedging Activities. The Company utilizes commodity swap agreements in an attempt to reduce its exposure to commodity price movements. At December 31, 1997, the Company had not entered into any swap agreements.

     Customers. During 1997, Cibola purchased approximately 20% of the oil and natural gas sold by the Company. The Company benefits from a long-standing business relationship with Cibola; however, based on the current demand for oil and natural gas, the Company does not believe the loss of this purchaser would have a material adverse effect on the Company (see Note 10 of the Company's Notes to the Consolidated Financial Statements).

     Oil and Natural Gas Condensate. All of the Company's crude oil and condensate is sold at current market prices, under various short and intermediate term contracts. The Company aggregates the majority of its production into regional packages and periodically solicits offers from qualified buyers.

     Trading. In December 1995, the Company formed HEC Trading Company ("HTC"), a wholly-owned subsidiary, to buy, sell and trade various oil and natural gas products, including financial instruments, in order to add value to the Company's production through the enhancement of the commodity prices the company receives.

TITLE TO PROPERTIES

     As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to farmout acreage and to undeveloped oil and natural gas leases upon execution of any contracts. Prior to commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. The Company has obtained title opinions on substantially all of its producing properties and believes it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. Prior to completing an acquisition of producing oil and natural gas leases, the Company obtains title opinions on all leases valued at $25,000 or greater. The Company's oil and natural gas properties are subject to customary royalty interests, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties.

COMPETITION

     The oil and gas industry is highly competitive. The Company competes for the acquisition of oil and natural gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities, including major oil companies, other independent oil and gas concerns and individual producers and operators. Many competitors have financial and other resources substantially greater than those of the Company. The Company believes it enjoys a competitive advantage over most other companies active in the Hugoton Producing Area because of its extensive database of information and its technical and geological experience in the area.

REGULATION

  General

     Various aspects of the Company's oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states where such operations are subject to various types of regulation, including regulation by state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and gas industry and its individual members. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated prices at which oil and gas could be sold. While sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act ("the Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

  Regulation of Oil and Natural Gas Exploration and Production

     Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from the Company's properties. See "Risk Factors -- Compliance with Governmental Regulations."

  Natural Gas Marketing, Gathering, Processing and Transportation

     Federal legislation and regulatory controls in the United States have historically affected the price of natural gas and the manner in which such production is marketed.

     Commencing in April 1992, the FERC issued Order Nos. 636,636-A, and 636-B ("Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate the Company's activities, the FERC has stated it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry.

     In many instances, the result of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services.

     Order No. 636 has been implemented on all interstate pipelines. In July 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. A number of parties have appealed this ruling to the Supreme Court and proceedings on remanded issues are currently ongoing at FERC. In addition, numerous parties have filed petitions for review of Order No. 636, as well as orders in individual pipeline restructuring proceedings. Upon such judicial review, these orders may be remanded or reversed in whole or in part. With Order No. 636 subject to court review, and pending ongoing court reviews of individual pipeline restructuring, it is difficult to predict with precision its ultimate effects.

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

  Oil Sales and Transportation Rates

     Sales prices of crude oil and gas liquids by the Company are not regulated. The price the Company receives from the sale of these products may be affected by, among other factors, the cost of transporting the products to market. Effective January 1995, the FERC implemented regulations establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system would generally index such rates to inflation, subject to certain conditions and limitations. The effects of these regulations on the transportation costs associated with oil production from the Company's oil producing operations has not been significant.

     Additional proposals and proceedings which might affect the oil and gas industry are pending before the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance the regulatory approach currently pursued by the FERC will continue indefinitely.

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

     Extensive federal, state and local laws govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations of the Company. Compliance with environmental requirements generally could have a material adverse effect upon capital expenditures, earnings or the competitive position of Hugoton and its subsidiaries. The Company believes it is in substantial compliance with current applicable environmental laws and regulations and continued compliance with existing requirements will not have a material adverse impact on the Company. Nevertheless, changes in environmental law have the potential to adversely affect the Company's operations. For instance, at least two separate courts have recently ruled certain wastes associated with the production of crude oil may be classified as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act

(commonly called "Superfund") and thus the Company could become subject to the burdensome cleanup and liability standards established under the federal Superfund program if significant concentrations of such wastes were determined to be present at the Company's properties or to have been produced as a result of the Company's operations. Alternately, pending amendments to Superfund presently under consideration by the U.S. Congress could relax many of the burdensome cleanup and liability standards established under the statute.

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

     Although the Company maintains insurance against some, but not all, of the risks described above, including insuring the cost of clean-up operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future or such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and operations.

EMPLOYEES

     On March 1, 1998, the Company employed 112 people, including 54 that work in the Company's various field offices. The Company's employees are not represented by unions. The Company believes its relationship with its employees is satisfactory.

OFFICES AND EQUIPMENT

     The Company leases its Wichita, Kansas headquarters under a lease covering approximately 40,000 square feet, expiring in 2006. The monthly rent is approximately $40,000. The Company also leases office space in Denver, Colorado and operates six field offices in Kansas, Oklahoma, Texas, and North Dakota. The Company also maintains an inventory of field equipment and materials including tubular goods, compressors, pumping units and field vehicles.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     Certain of the statements set forth under "Item 1. -- Business" and "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, such as the statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures and the number of anticipated wells to be drilled in 1998 and thereafter, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. There are numerous risks and uncertainties that can affect the outcome and timing of such events, including many factors beyond the control of the Company. These factors include, but are not limited to, the matters described below. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's actual results and plans for 1998 and beyond could differ materially from those expressed in the forward-looking statements. See also "Impact of Chesapeake Merger" as set forth under "Item 1. -- Business".

     Volatility of Oil and Gas Prices. The Company's future revenue, profitability and rate of growth are substantially dependent upon the prevailing prices of, and the demand for, oil and natural gas. Prices for oil and natural gas are subject to wide fluctuation due to changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of additional factors beyond the control of the Company, such as various economic, political and regulatory developments, and competition from other sources of energy.

     Uncertainty of Estimates of Oil and Gas Reserves. Estimating quantities of reserves and future net cash flows is not an exact science. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the control of the Company. This Form 10-K contains estimates of proved oil and gas reserves of the Company and estimated future net cash flows therefrom. Such estimates rely upon various assumptions, including those prescribed by the Commission, such as future oil and gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. The present value of future net cash flows referred to in this Form 10-K should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir. As a result, any such estimate is inherently an imprecise estimation of reserve quantities and estimated future net revenue therefrom. Actual future production, revenue, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will vary from those assumed in the estimate.

     Any significant variance from the assumptions could materially affect the quantity and value of the Company's reserves as compared to estimates set forth in this Form 10-K. The Company's production operations may be curtailed or suspended as a result of governmental requirements or price controls, mechanical difficulties or other circumstances beyond control of the Company. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, these reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors.

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

     There can be no assurance that the Company's exploration and development projects will result in significant additional reserves or the Company will have success drilling productive wells at economically viable costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase, the Company's finding costs for additional reserves could also increase.

     The Company intends to make substantial capital expenditures for the acquisition, exploration, development and production of its oil and natural gas reserves. While the Company believes cash flow from operations and borrowings under the Company's existing bank credit facility should provide sufficient funds for its planned activities through the end of 1998, additional debt or equity financing may be required prior to such time or thereafter to fund further exploration, exploitation and development activities or future property acquisitions. No assurances can be given as to the availability or terms of any such additional financing that may be required or that financing will continue to be available to the Company. If such financing is not available, the Company's exploration, exploitation and development activities and future property acquisitions may be curtailed. See also "Impact of Chesapeake Merger" as set forth under "Item 1. -- Business".

     Risks of Hedging Transactions. In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company has in the past and expects to continue to enter into oil and natural gas price hedging arrangements with respect to a portion of its expected production. These arrangements may include futures contracts on the New York Mercantile Exchange ("NYMEX"), fixed price delivery contracts and financial or commodity swaps. While intended to reduce the effects of volatility of the price of oil and natural gas, such transactions may limit potential gains by the Company if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which (i) production is less than expected, (ii) there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the hedging arrangement, (iii) the counterparties to the Company's future contracts fail to perform the contract, or (iv) a sudden, unexpected event materially impacts oil or natural gas prices.

     Dependence on Key Personnel. The Company depends to a large extent on the services of Floyd C. Wilson and W. Mark Womble. Mr. Wilson and Mr. Womble devote their full time to the Company. The Company has an employment contract with Mr. Wilson that expires in August 2000 and with Mr. Womble that expires in September 1999. The unavailability of Mr. Wilson or Mr. Womble would have a material adverse effect on the Company. The Company believes its success is also dependent upon its ability to continue to employ and retain skilled technical personnel. See also "Impact of Chesapeake Merger" as set forth under "Item
1. -- Business".

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

     Competition. The Company operates in a highly competitive environment. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as the equipment and labor required to explore, develop and operate such properties. The Company also competes with major and independent oil and gas companies in the marketing and sale of oil and natural gas to marketers and end-users. Many of these competitors have financial and other resources substantially greater than those of the Company.

     Drilling Risks. Drilling involves numerous risks, including the risk no commercially productive oil or gas reservoirs will be encountered. The cost of drilling and completing wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions, and shortages or delays in the delivery of equipment. There can be no assurance as to the success of the Company's future drilling activities.

     Operating Hazards. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance any insurance obtained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase.

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

     No Dividends. The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company currently intends to retain its cash for the continued development of its business, including development, exploration and acquisition activities. In addition, the Company's bank credit facility currently restricts the ability of the Company to pay dividends. See also "Impact of Chesapeake Merger" as set forth under "Item 1. -- Business".

ITEM 2. PROPERTIES

     The location and character of the Company's oil and gas properties and its gathering facilities are described above under Item 1. -- Business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a named defendant in lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such lawsuits and other proceedings against the Company cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Special Meeting of Stockholders, held October 16, 1997, the following proposal was approved:

          1. Approved an amendment to the Restated Articles of Incorporation of the Company granting the Board of Directors the right to amend the Bylaws of the Company.

AFFIRMATIVE  NEGATIVE     VOTES
   VOTES       VOTES     WITHHELD
-----------  ---------   --------
13,995,956   1,015,892    5,635

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock trades on the NASDAQ National Market under the symbol "HUGO." The following table sets forth the high and low bid price per share for the Company's common stock as reported on NASDAQ:

                                                      HIGH      LOW
                                                     ------    ------
1997
First Quarter....................................    $12.50    $ 9.25
Second Quarter...................................     14.50      9.00
Third Quarter....................................     14.25     11.25
Fourth Quarter...................................     13.25      8.38
1996
First Quarter....................................    $ 9.25    $ 7.25
Second Quarter...................................      8.75      7.00
Third Quarter....................................      9.38      7.38
Fourth Quarter...................................     11.63      8.25

     On February 13, 1998, the closing price for the Company's common stock was $8.50.

     The Company has approximately 1,100 shareholders, including 1,000 beneficial owners and 100 holders of record as of February 15, 1998.

     No dividends have been paid on the Company's common stock to date. The Company intends to maintain a policy of retaining cash for the continued expansion of its business. See also "Impact of Chesapeake Merger" as set forth under "Item 1. -- Business".

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS STATEMENT DATA:
Revenues:
  Oil and gas.............................  $ 75,703   $ 66,292   $ 35,906   $ 23,696   $ 17,349
  Gas plant...............................     1,142      1,914      1,638      1,945      1,172
  Other(1)................................      (103)        10     (3,315)       (11)        16
                                            --------   --------   --------   --------   --------
          Total revenues..................    76,742     68,216     34,229     25,630     18,537
                                            --------   --------   --------   --------   --------
Expenses:
  Production..............................    25,694     21,667     11,570      7,528      7,178
  Gas plant...............................     1,014      1,420        978      1,189        934
  Exploration(4)..........................    20,304      1,711      2,239      3,036        587
  General and administrative..............     9,981      6,872      4,346      3,117      1,883
  Compensatory stock option expense (2)...        --         --         --         --      3,289
  Depreciation, depletion and
     amortization.........................    35,639     23,423     15,234      8,677      5,582
  Impairment of oil and gas properties
     (5)..................................    36,209         --         --         --         --
                                            --------   --------   --------   --------   --------
          Total expenses..................   128,841     55,093     34,367     23,547     19,453
                                            --------   --------   --------   --------   --------
Operating income (loss)...................   (52,099)    13,123       (138)     2,083       (916)
Other income (expense):
  Interest................................    (6,752)    (6,070)    (5,108)    (3,077)    (2,371)
  Other...................................       220        466        319        252        199
                                            --------   --------   --------   --------   --------
          Total other income (expense)....    (6,532)    (5,604)    (4,789)    (2,825)    (2,172)
                                            --------   --------   --------   --------   --------
  Income (loss) before income taxes and
     extraordinary item...................   (58,631)     7,519     (4,927)      (742)    (3,088)
(Provision) benefit for income taxes......    16,128     (3,316)     1,394         66        582
                                            --------   --------   --------   --------   --------
Income (loss) before extraordinary item...   (42,503)     4,203     (3,533)      (676)    (2,506)
Extraordinary item-loss from early
  extinguishment of debts, net of tax.....        --         --       (136)        --         --
                                            --------   --------   --------   --------   --------
          Net income (loss)...............  $(42,503)  $  4,203   $ (3,669)  $   (676)  $ (2,506)
                                            ========   ========   ========   ========   ========
          Basic income (loss) per common
            share(3)......................  $  (2.15)  $   0.21   $  (0.27)  $  (0.07)  $  (0.41)
                                            ========   ========   ========   ========   ========
          Diluted income (loss) per common
            share(3)......................  $  (2.15)  $   0.21   $  (0.27)  $  (0.07)  $  (0.41)
                                            ========   ========   ========   ========   ========
Weighted average number of common shares
  Outstanding.............................    19,806     19,697     13,460     10,310      6,071
OTHER DATA:
Net cash provided by operating
  activities..............................  $ 32,614   $ 29,484   $ 11,367   $ 10,431   $  5,931
Net cash used in investing activities.....   (48,584)   (36,706)   (36,869)   (39,116)   (78,765)
Net cash provided by financing
  activities..............................    15,998      7,040     27,750     28,683     73,755
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital...........................  $  1,696   $  8,545   $  6,083   $ 11,551   $  1,732
Property and equipment, net...............   197,416    232,778    217,635     96,436     78,842
Total assets..............................   213,220    251,929    234,655    116,634     88,329
Long-term debt............................   110,000     95,000     88,000     60,000     62,500
Shareholders' equity......................    90,229    131,527    127,324     50,225     19,995

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

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earning Per Share. For further discussion of earnings per share and the impact of Statement 128, see Note 1 of the notes to the consolidated financial statements.

(4) Reflects non-cash charges for abandoned, expired and impaired undeveloped acreage of $12.0 million during 1997.

(5) Represents a non-cash charge for impairment of oil and gas properties pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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

     1997 Activity: On November 12, 1997, the Company signed a definitive agreement to merge in a stock-for-stock transaction with Chesapeake Energy Corporation. The merger agreement provides for a fixed exchange ratio of 1.3 shares of Chesapeake upon consummation of the merger.

     On February 17, 1998, the Company and Chesapeake filed with the Securities an Exchange Commission a Joint Proxy/Prospectus on Form S-4 detailing the merger transaction to be voted on by shareholders on March 10, 1998.

     On March 10, 1998, the shareholders of the Company and Chesapeake voted to approve the merger.

     1996 Acquisitions and Property Sales. During 1996, the Company spent $17.4 million to acquire 165,000 additional net undeveloped acres, including 95,000 net acres in the Williston Basin. These acreage additions were equal to 70% of the Company's net undeveloped acres at December 31, 1995.

     On June 20, 1996, the Company purchased a 50% working interest in approximately 95,000 gross acres in the Austin Chalk Trend in Louisiana for $12.9 million. This acreage acquisition, coupled with the January 1, 1996 acreage acquisition mentioned below and several smaller acreage acquisitions in the third quarter, provided the Company with a total of 148,000 gross acres in the Austin Chalk Trend to explore as of December 31, 1996.

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

     In July 1993, the Company significantly strengthened its position as a major operator in the Hugoton Field with the $73.5 million purchase of interests in two limited partnerships formed to acquire and develop properties in the Hugoton Producing Area for which the Company had acted as general partner.

     These two acquisitions were supplemented by a $13.6 million acquisition of 56 producing wells in the Hugoton Producing Area from Mobil Corporation in 1995, as well as the purchase in 1994 of a 50% interest in 186,000 mineral acres covering deep rights underlying shallow production located in the Hugoton Field which is being developed jointly with Oxy U.S.A.

     The future results of the Company may depend on its ability to locate and develop additional oil and natural gas properties, to attract and employ new sources of capital, to develop these properties and to successfully market the resulting production of crude oil and natural gas products. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future but it is impossible as to predict these future price movements. Declines in oil and natural gas prices may adversely affect the Company's cash flow, liquidity and profitability. Due to the nature of the oil and natural gas industry and the general risks relating to the exploration for and production of oil and natural gas, including the volatility of prices for crude oil and natural gas products, there can be no assurance that these efforts will be successful. See also "Impact of Chesapeake Merger" as set forth under "Item 1. -- Business."

RESULTS OF OPERATIONS

     The following table sets forth the Company's oil and natural gas production during the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
NET PRODUCTION:(1)
  Natural gas (MMcf).....................................  19,269    19,026    14,651
  Oil (MBbls)............................................   1,677     1,700     1,018
  Natural gas equivalents (MMcfe)........................  29,331    29,226    20,759
AVERAGE SALES PRICE(2)(3):
  Natural gas ($/Mcf)....................................  $ 2.24    $ 1.87    $ 1.30
  Oil ($/Bbl)............................................   19.36     18.03     16.37
  Natural gas equivalents ($/Mcfe).......................    2.58      2.27      1.72
OTHER DATA:
  Production costs ($/Mcfe)(4)...........................  $ 0.88    $ 0.74    $ 0.56
  Depreciation, depletion and amortization ($/Mcfe)(5)...    1.17      0.76      0.68

---------------

(1) Net production excludes NGL's and natural gas purchased by AmGas Corporation and resold to third parties.

(2) Includes the effect of hedging transactions. See Note 11 of the Company's Notes to the Consolidated Financial Statements.

(3) Average prices received from sales of natural gas include revenues attributable to NGLs as the Company has not historically accounted separately for production or revenues attributable to NGLs.

(4) Consists of lease operating expenses, production and severance taxes and gathering, transportation and other production expense.

(5) Excludes depreciation, depletion and amortization not related to oil and gas properties.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Income or Loss and Cash Flow from Operating Activities. For the year ended December 31, 1997, the Company reported net loss of $42.5 million, or $2.15 per share, on total revenue of $76.7 million. This compares to net income of $4.2 million, or $.21 per share, on total revenue of $68.2 million for the year ended December 31, 1996. Cash flows from operating activities for 1997 increased 11% to $32.6 million from $29.5 million in 1996. The net loss for 1997 is largely attributable to the non-cash oil and gas properties impairment charge of $36.2 million, $12.0 million of undeveloped acreage impairment and abandonments and $5.2 million of exploratory 3-D seismic costs (all amounts pre-tax). The Company's net income, cash flows and average sales prices for 1997 were impacted by the Company's oil and natural gas swap contracts, resulting in pre-tax income and the average sales price per Mcfe being increased by $1.3 million and $.05, respectively, for the year ended December 31, 1997.

     Oil and Gas Revenues. Revenues from oil and gas operations increased by 14% to $75.7 million in 1997, compared to $66.3 million during 1996. The increase from 1996 to 1997 is attributed to slightly higher average sales prices per Mcfe ($2.58 in 1997 versus $2.27 in 1996) and the existence of positive hedging gains of $1.3 million in 1997 versus hedging losses of $8.7 million in 1996.

     Production Expense. Production expense for 1997 increased to $25.7 million compared to $21.7 million in 1996. Lease operating costs, which rose $3.9 million, continued to reflect increasing price pressures in the service and supply sector of the economy.

     Exploration Expense. Exploration expense increased $18.6 million from $1.7 million in 1996 to $20.3 million in 1997. Undeveloped acreage impairment and abandonments of $12.0 million, $5.2 million of exploratory 3-D seismic costs and an increase in delay rentals of $1.4 million over 1996 comprised the 1997 increase.

     General and Administrative Expense. General and administrative expense increased to $10.0 million in 1997 compared to $6.9 million in 1996. The increase for 1997 is primarily attributable to costs associated with the Company's review of strategic alternatives, consummating in the Merger Agreement signed November 12, 1997.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for 1997 was $35.6 million compared to $23.4 million for 1996. The Company's DD&A expense per Mcfe increased from $.76 in 1996 to $1.17 in 1997. The higher rate per Mcfe is attributed to: 1) the impact of lower commodity prices at December 31, 1997 on the Company's oil and gas reserves and
2) higher than anticipated drilling costs incurred, primarily associated with the Company's Austin Chalk Properties.

     Impairment of Oil & Gas Properties. During the fourth quarter of 1997, the Company recorded a $36.2 million non-cash impairment charge related to its oil & gas properties. The charge is attributed to the impact of lower commodity prices at December 31, 1997 on the Company's oil and gas reserves and higher than anticipated drilling costs incurred, primarily associated with the Company's Austin Chalk Properties. The impairment charge was significantly impacted by substantial decreases of commodity prices during the fourth quarter of 1997.

     Interest Expense. Interest expense was $6.8 million for 1997 compared to $6.1 million for 1996. This increase is attributable to a higher average long-term debt balance outstanding during 1997.

     Income Taxes. For 1997, the Company recorded a tax benefit of $16.1 million compared to a $3.3 million provision recorded in 1996. The effective tax rate for 1997 was 28% as compared to 44% in 1996. The income tax benefit recorded in 1997 is lower than an expected statutory tax rate primarily as a result of a $5.4 million valuation allowance recorded against the Company's deferred tax assets and the amortization of certain non-deductible property costs arising from the purchase allocation related to the COG acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position decreased $6.9 million from year-end 1996 to $1.7 million at December 31, 1997. Accounts receivable decreased $3.2 million. The Company's ratio of current assets to current liabilities was 1.1 to
1.0 at December 31, 1997 and 2.0 to 1.0 at December 31, 1996, impacted primarily by substantially lower oil and natural gas prices at December 31, 1997 and continued increasing prices pressures of production service and supply.

     Capital Expenditures. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. Funding for the Company's exploration and development activities and its working capital obligations is provided primarily by internally-generated cash flow. The Company budgets capital expenditures based on projected cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

     Capital Resources. The Company's capital resources consist of cash flow from operating activities and funds available under a credit facility. On September 7, 1995, the Company arranged a bank credit facility, simultaneously with the closing of the COG acquisition. The facility is an unsecured $250 million revolving credit agreement due September 7, 1999. The facility is provided by seven banks, led by Bank One, Texas as agent and Texas Commerce Bank National Association as co-agent. The Borrowing Base, as defined in the loan agreement, is currently set at $135 million, and is subject to semi-annual redetermination based upon an evaluation of the Company's oil and gas reserves. Outstanding borrowings were $110 million at December 31, 1997.

     The credit facility provides the option of borrowing at floating interest rates based on Bank One's base rate or at a Eurodollar option based on the London Interbank Offered Rate ("LIBOR") plus 3/4 of 1% to 1.25% per annum, depending on the outstanding loan balance. Interest is paid quarterly or at the end of each interest period. The Company also incurs a commitment fee of 1/4 of 1% on the unused portion of the Borrowing Base. In addition, the credit facility contains customary restrictive covenants, including restrictions on the payment of dividends in excess of 50% of the Company's annual net income, and requires the Company to maintain certain financial ratios.

     At December 31, 1997, the Company was a party to one interest rate swap agreement that was entered into on December 11, 1995 for $25 million in notional principal amount. The effect of this agreement is to provide the Company with an interest rate on $25 million in notional principal amount for the three-year term of the agreement of 5.445% plus a margin of 3/4 of 1% to 1.25%. Under market conditions at December 31, 1997, the aggregate effective annual interest rate after giving effect to the swap agreement was 7.13%. The swap agreement was canceled on January 16, 1998. Over the term of the agreement, the swap reduced the Company's interest expense by $107,000.

     The Company has historically funded operations and capital spending programs with cash flow from operations and borrowings under bank credit facilities. The Company believes cash flow from operations and the borrowing availability under the credit facility will be sufficient to meet its anticipated capital requirements for 1998. However, because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and the prices received for oil and natural gas, there can be no assurance the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures. See also "Impact of Chesapeake Merger" as set forth under "Item 1. -- Business."

     Hedging Transactions. With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuations in oil and natural gas prices, the Company has entered into various hedging transactions with respect to both oil and natural gas. While use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements.

     At December 31, 1997, the Company had no open swap agreements or other commodity hedge instruments. The Company continues to evaluate whether to enter into additional hedging transactions for 1998 and future years. In addition, the Company may determine from time to time to terminate its then existing hedging positions. (See Note 11 of the Company's Notes to the Consolidated Financial Statements).

     The Company's net income, cash flows and average sales prices for 1997 were all impacted by the Company's oil and natural gas swap contracts, resulting in pre-tax income and the average sales price per Mcfe being increased by $1.3 million and $.05, respectively, for the year ended December 31, 1997.

INFLATION AND CHANGES IN PRICES

     The Company's revenues and the value of its oil and natural gas properties have and will continue to be affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. As realized at December 31, 1997 depressed commodity prices significantly impacted the Company's operations with respect to the Company's oil and natural gas reserves and related carrying costs. Although certain of the Company's costs and expenses are affected by the level of inflation, inflation did not have a significant effect on the Company's operations during 1997 or 1996.

YEAR 2000 ISSUES

     The Company is aware of the issues associated with the programming code in many existing computer systems as the millennium approaches. The "Year 2000" problem is pervasive; virtually every computer operation may be affected in some way by the rollover of the two digit year value to 00. The risk is that computer systems will not properly recognize sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company has taken steps to identify, correct or reprogram (as necessary) and test its existing systems for Year 2000 compliance. The Company has determined that there is no material exposure to the Year 2000 issue, and believes that remaining Year 2000 issues can be mitigated without a significant potential effect on the Company's financial position. However, given the complexity of the Year 2000 issue, there can be no assurance that the Company will be able to address the problem without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial conditions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

BOARD OF DIRECTORS

     The Board is divided into three classes with terms of office of the classes ending in successive years after the annual meetings of stockholders in such years. Set forth below is certain information regarding the directors of the Company. See also "Impact of Chesapeake Merger" as set forth under "Item
1. -- Business."

                           YEAR FIRST
                            SERVED AS
                         DIRECTOR OF THE                      BUSINESS EXPERIENCE
         NAME                COMPANY       AGE               DURING PAST FIVE YEARS
         ----            ---------------   ---               ----------------------
CLASS I DIRECTORS
(TERMS EXPIRING IN
1998)
Alan J. Andreini(1)....       1995         51    President and Chief Operating Officer of
                                                 InterWorld Corporation, a provider of
                                                 enterprise-class Internet commerce software
                                                 for sales, order management and logistics,
                                                 since April, 1997. Prior to joining
                                                 InterWorld, Mr. Andreini was an Executive Vice
                                                 President, member of the Office of the
                                                 President, and continues to serve as a
                                                 Director of Comdisco, Inc., a technology
                                                 services company which is one of the world's
                                                 leading providers of solutions to help
                                                 organizations reduce technology cost and risk.
David S. Elkouri(1)....       1993         44    Member in the law firm of Hinkle, Eberhart &
                                                 Elkouri, L.L.C., Wichita, Kansas, since 1986.
John T. McNabb,               1993         53    Chief Executive Officer and director of Growth
  II(1)................                          Capital Partners, Inc., a merchant banking
                                                 firm, since April 1992. Prior to such time, he
                                                 was a Managing Director and a board member of
                                                 BT Southwest, Inc., a wholly-owned subsidiary
                                                 of Bankers Trust New York Corporation, a
                                                 merchant banking firm, beginning in July 1990,
                                                 Mr. McNabb is also a director of Vintage
                                                 Petroleum, Inc.
CLASS II DIRECTORS
(TERMS EXPIRING 2000)
Jonathan S.                   1996         49    Managing Director of First Reserve
  Linker(2)............                          Corporation, an investment firm, since
                                                 November 1996. He was President of IDC Energy,
                                                 an oil and gas production and investment
                                                 company, since January 1987. Mr. Linker also
                                                 serves as Vice President of Sunset Production
                                                 Corporation, an oil and gas company and is a
                                                 Director of Domain Energy Corporation.
William E. Macaulay....       1995         52    President and Chief Executive Office of First
                                                 Reserve Corporation, an investment firm, since
                                                 1983. Mr. Macaulay also serves as a director
                                                 of Maverick Tube Corporation, Weatherford
                                                 Enterra, Inc., National-Oilwell, Inc.,
                                                 TransMontaigne Oil Company, Domain Energy
                                                 Corporation and Cal Dive International.

                           YEAR FIRST
                            SERVED AS
                         DIRECTOR OF THE                      BUSINESS EXPERIENCE
         NAME                COMPANY       AGE               DURING PAST FIVE YEARS
         ----            ---------------   ---               ----------------------
CLASS III DIRECTORS
(TERMS EXPIRING 1999)
Floyd C. Wilson........       1987         51    Chairman of the Board, President and Chief
                                                 Executive Officer of the Company since its
                                                 inception in 1987. He started in the energy
                                                 business in Houston in 1970 as a completion
                                                 engineer. He moved to Wichita in 1976 to start
                                                 an oil and gas operating company, one of
                                                 several successful energy ventures that
                                                 preceded the 1987 formation of the Company.
W. Mark Womble.........       1995         47    Chief Financial Officer and Vice President of
                                                 the Company since October 1, 1993 and a
                                                 director since 1995. Executive Vice President
                                                 of the Company since May 18, 1995. Prior to
                                                 joining the Company, Mr. Womble worked as a
                                                 Financial Consultant in the Dallas office of
                                                 Merrill Lynch & Co. from October 1991 to
                                                 October 1993. Prior to October 1991, Mr.
                                                 Womble was employed by a large independent oil
                                                 and gas company for ten years, the last three
                                                 years of which he served as Vice President and
                                                 Treasurer.
Jay W. Decker..........       1995         46    Executive Vice President of the Company since
                                                 September 8, 1995. Prior to joining the
                                                 Company, he served as President and Chief
                                                 Executive Officer of Consolidated Oil & Gas,
                                                 Inc. from 1991 until it was merged into the
                                                 Company in September 1995. Mr. Decker is also
                                                 a director of FX Energy, Inc. and Patina Oil &
                                                 Gas Corporation.

---------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

BOARD MEETINGS AND COMMITTEES

     The directors hold regular quarterly meetings, in addition to an annual meeting held on the date of the Annual Meeting of Stockholders, attend special meetings, as required, and spend such time on the affairs of the Company as their duties require. During the fiscal year ended December 31, 1997, the Board held seven (7) meetings. All directors of the Company attended every meeting of the Board and the committees on which they served for the fiscal year ended December 31, 1997, except Mr. Decker who missed one special meeting and Mr. Macaulay who missed one special meeting.

     The Board has an Audit Committee consisting of Mr. Linker. The Audit Committee held one (1) meeting during fiscal year ended December 31, 1997. The Audit Committee's functions include recommending the appointment of the Company's independent auditors and reviewing with management and the independent auditors the Company's financial statements, basic accounting and financial policies and practices.

     The Board also has a Compensation Committee consisting of Mr. Andreini, Mr. Elkouri and Mr. McNabb. The Compensation Committee held two (2) meetings during fiscal year ended December 31, 1997. The Compensation Committee reviews and recommends to the Board the compensation and promotion of officers of the Company, the terms of any proposed employee benefit arrangements and the granting of awards under such arrangements.

     The Company has no nominating committee or any committee performing similar functions.

EXECUTIVE OFFICERS

     Set forth below is certain information regarding the executive officers of the Company. See also "Impact of Chesapeake Merger" as set forth under "Item
1. -- Business."

                             YEAR FIRST
                              SERVED AS
                           DIRECTOR OF THE                      BUSINESS EXPERIENCE
          NAME                 COMPANY       AGE               DURING PAST FIVE YEARS
          ----             ---------------   ---               ----------------------
Floyd C. Wilson..........       1987         51    Chairman of the Board, President and Chief
                                                   Executive Officer of the Company since its
                                                   inception in 1987. He started in the energy
                                                   business in Houston in 1970 as a completion
                                                   engineer. He moved to Wichita in 1976 to start
                                                   an oil and gas operating company, one of
                                                   several successful energy ventures that
                                                   preceded the 1987 formation of the Company.
W. Mark Womble...........       1993         47    Chief Financial Officer and Vice President of
                                                   the Company since October 1, 1993 and a
                                                   director since 1995. Executive Vice President
                                                   of the Company since May 18, 1995. Prior to
                                                   joining the Company, Mr. Womble worked as a
                                                   Financial Consultant in the Dallas office of
                                                   Merrill Lynch & Co., a stock brokerage firm,
                                                   from October 1991 to October 1993. Prior to
                                                   October 1991, Mr. Womble was employed by a
                                                   large independent oil and gas company for ten
                                                   years, the last three years of which he served
                                                   as Vice President and Treasurer.
Jay W. Decker............       1995         46    Executive Vice President of the Company since
                                                   September 1995. Prior to joining the Company,
                                                   he served as President and Chief Executive
                                                   Officer of Consolidated Oil & Gas, Inc. from
                                                   1991 until it was merged into the Company in
                                                   September 1995.
David M. Drummond........       1997         44    Chief Operating Officer of the Company since
                                                   April 1997. Prior to joining the Company, he
                                                   served as Regional Vice President of
                                                   Burlington Resources since January 1993.
Randall K. Click.........       1996         45    Vice President of Land of the Company since
                                                   August 1996 and was Manager of Land from June
                                                   1994 to August 1996. Prior to joining the
                                                   Company, he was acting Director of
                                                   Acquisitions and Divestitures for Atlantic
                                                   Richfield Company from September 1993 until
                                                   June 1994 and served as Senior Landman from
                                                   April 1991 until September 1993.
Dallas W. Dobbs..........       1993         40    Vice President of Marketing of the Company
                                                   since May 1996. Controller of the Company from
                                                   June 1993 to May 1996 and Manager of
                                                   Information Systems from October 1991 to June
                                                   1993.

                             YEAR FIRST
                              SERVED AS
                           DIRECTOR OF THE                      BUSINESS EXPERIENCE
          NAME                 COMPANY       AGE               DURING PAST FIVE YEARS
          ----             ---------------   ---               ----------------------
Jimmy W. Gowens..........       1993         49    Vice President of Exploration of the Company
                                                   since August 1993, and from April 1987 to
                                                   August 1993 was Manager of Exploration of the
                                                   Company.
Earl W. Ringeisen........       1993         63    Vice President of Operations of the Company
                                                   since August 1993 and from April 1987 to
                                                   August 1993 was Production Superintendent and
                                                   Completion Engineer of the Company.
Shane M. Bayless.........       1996         31    Controller of the Company since May 1996 and
                                                   Manager of Accounting from August 1993 to May
                                                   1996. Prior to joining the Company, he was a
                                                   Senior Auditor with Ernst & Young LLP from
                                                   January 1990 to August 1993.
Les M. Seibert...........       1997         47    Chief Information Officer of the Company since
                                                   October 1997 and Manager of MIS from August
                                                   1993 to October 1997. Prior to August 1993,
                                                   Mr. Seibert was employed with Plains
                                                   Petroleum, Inc. for seven years, the last four
                                                   of which he served as Director of MIS.

SECTION 16 REPORTING

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities Exchange Commission. Officers, directors and greater than 10% beneficial owners of common stock are required by regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it and written representations that no other reports were required, during or for the year ended December 31, 1997, all persons subject to these reporting requirements filed the required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation information with respect to Floyd C. Wilson (President and Chief Executive Officer of the Company), W. Mark Womble (Executive Vice President and Chief Financial Officer of the Company), Jay W. Decker (Executive Vice President of the Company), Randall K. Click (Vice President of Land of the Company), and Shane M. Bayless (Controller of the Company) (collectively, the "Named Executive Officers"), who were serving as the chief executive officer and the four most highly compensated executive officers of the Company at December 31, 1997.

SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                                                   COMPENSATION
                                                                 ----------------
                                           ANNUAL COMPENSATION   NUMBER OF SHARES
        NAME AND PRINCIPAL                 -------------------      UNDERLYING         ALL OTHER
             POSITION               YEAR    SALARY     BONUS         OPTIONS        COMPENSATION(1)
        ------------------          ----   --------   --------   ----------------   ---------------
Floyd C. Wilson...................  1997   $400,000   $191,667       250,000            $9,500
  Chairman of the Board, President  1996   $325,000   $113,542       250,000            $9,500
  and Chief Executive Officer       1995   $275,000   $ 13,542       250,000            $9,240
W. Mark Womble....................  1997   $175,000   $162,292       105,000            $9,500
  Chief Financial Officer and       1996   $150,000   $ 56,250       105,000            $9,500
  Executive Vice President          1995   $127,000   $ 63,750        80,000            $7,800
Jay W. Decker.....................  1997   $169,753   $ 11,250       187,500            $9,500
  Executive Vice President          1996   $160,000         --       250,000            $9,500
                                    1995   $ 39,395         --       125,000                --
Randall K. Click..................  1997   $100,000   $  4,167        23,125            $9,500
  Vice President of Land            1996   $ 87,500   $ 37,146        32,500            $8,750
                                    1995   $ 79,167   $ 18,646        30,000            $7,917
Shane M. Bayless..................  1997   $ 90,000   $ 28,750        10,000            $9,000
  Controller                        1996   $ 72,786   $ 18,229        10,000            $7,281
                                    1995   $ 51,000   $ 10,025        10,000            $5,100

---------------

(1) 401(k) Company matching contributions

     The Company entered into an employment agreement with Mr. Wilson ("Wilson Agreement") in September of 1995. Such agreement was amended on June 26, 1997, and expires in August 2000. Pursuant to the provisions of the Wilson Agreement, the Company agreed to pay Mr. Wilson an annual salary of at least $325,000, and he is also entitled to receive a bonus and other benefits each year in amounts as determined by the Board. Pursuant to the provisions of the Wilson Agreement, Mr. Wilson received an option to purchase 150,000 shares of Company common stock on September 7, 1995. The Wilson Agreement also contains certain non-compete and non-disclosure provisions. If the Company terminates Mr. Wilson for Cause or if Mr. Wilson terminates his employment for Good Reason, he will be paid his salary through the month of his termination. If the Company terminates Mr. Wilson without Cause or if Mr. Wilson terminates the agreement for good reason after a change in control has occurred, Mr. Wilson is entitled to receive an amount equal to five (5) times his annual compensation.

     The Company also entered into an employment agreement with Mr. Decker ("Decker Agreement") in September 1995, which was amended on June 16, 1997, and expires in September 1999. Under such agreement, the Company will pay Mr. Decker an annual salary of not less than $160,000, and he is also entitled to receive a bonus and other benefits each year in amounts as determined by the Board. Pursuant to the provisions of the Decker Agreement, Mr. Decker received an option to purchase 125,000 shares of Company stock on September 8, 1995 and an option to purchase 125,000 shares of Company stock on September 8, 1996. If the Company terminates Mr. Decker for Cause or if Mr. Decker terminates the agreement for Good Reason after a change in control has occurred, he will be paid his salary through the month of his termination. If the Company terminates Mr. Decker without Cause or Mr. Decker terminates his employment for Good Reason, Mr. Decker is entitled to the amount of his entire salary for the remaining term of his employment under the Decker Agreement. The Decker Agreement also contains certain non-compete and non-disclosure provisions.

     The Company entered into an employment agreement with Mr. Womble (the "Womble Agreement") in December 1996, which was amended on June 26, 1997, and expires in September 1999. Under such agreement, the Company will pay Mr. Womble an annual salary of at least $150,000, and he is also entitled to receive a bonus and other benefits each year in amounts as determined by the Board. If the Company terminates Mr. Womble with Cause or if Mr. Womble terminates the agreement for Good Reason after a change in control has occurred, the Company shall pay Mr. Womble the amount of his compensation previously earned but not yet paid. If the Company terminates Mr. Womble without Cause or if Mr. Womble terminates his employment for Good Reason, the Company shall pay him an amount equal to three (3) times his annual compensation, as defined in his employment agreement. The Womble Agreement also contains certain non-compete and non-disclosure provisions.

     For purposes of the Wilson Agreement, the Decker Agreement and the Womble Agreement, "Cause" is defined as (i) the inability of the employee, through sickness or other incapacity, to perform his duties under the employment agreement for a period of six months; (ii) dishonesty, theft, or conviction of a crime involving moral turpitude, in each case only if it could reasonably affect his ability to perform assigned duties for the Company or cause a material adverse effect on the Company; (iii) commission of a material act of fraud against the Company or its subsidiaries; or (iv) failure of the employee to observe or perform his material duties and obligations as an employee of the Company or a material breach by the employee of his employment agreement, which failure to perform or breach shall continue for more than thirty days after written notice from the Company. For purposes of all the above agreements: (a) a "Change of Control" shall occur if: (i) 50% or more of the outstanding Common Stock has been acquired by any person or persons, provided such person is not a current stockholder of the Company currently holding 10% or more of the outstanding Common Stock; (ii) a merger or equivalent combination occurs involving the Company after which 50% or more of the voting stock of the surviving corporation is held by persons other than those persons who were stockholders holding 10% or more of the outstanding Common Stock immediately prior to the date of such merger or equivalent combination; or (iii) there has been a merger or equivalent combination or stock sale involving the Company and after such transaction 50% or more of the members of the Board elected by stockholders are persons who were not directors immediately prior to such transaction; and (b) "Good Reason" means (i) a change in the employee's duties or in the title or offices held by him; (ii) a reduction in the employee's compensation or the failure by the Company to continue to provide prompt payment or reimbursement of all reasonable business expenses; (iii) a failure of the Company to waive restrictions that might exist on the exercise of any Company stock options held by the employee as of date of a Change of Control; (iv) failure of the Company to obtain the assumption of his employment agreement by any successor to the Company, or (v) at the employee's option, a change of control has occurred.

OPTION GRANTS TABLE

     The following is information with respect to grants of stock options in fiscal year ended December 31, 1997 to the Named Executive Officers reflected in the Summary Compensation Table. No stock appreciation rights were granted to the Named Executive Officers in fiscal year ended December 31, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL GRANTS
                        -------------------------------------------------------    POTENTIAL REALIZABLE VALUE
                          NUMBER OF       % OF TOTAL                                 OF ASSUMED ANNUAL RATE
                         SECURITIES        OPTIONS       EXERCISE                  OF STOCK PRICE APPRECIATION
                         UNDERLYING       GRANTED TO     OF BASE                         FOR OPTION TERM
                           OPTIONS       EMPLOYEES IN     PRICE      EXPIRATION    ---------------------------
         NAME           (# OF SHARES)    FISCAL 1997      ($/SH)        DATE          5%               10%
         ----           -------------    ------------    --------    ----------    ---------        ----------
Floyd C. Wilson.......         --              --             --         --             --                --
W. Mark Womble........         --              --             --         --             --                --
Jay W. Decker.........         --              --             --         --             --                --
Randall K. Click......      2,500            1.20         $10.00         (1)        $6,184           $13,607
Shane M. Bayless......         --              --             --         --             --                --

---------------

(1) Subject to continued employment, 25% of the shares are vested on January 6, 1998, 25% are vested and exercisable on January 6, 1999, and 25% are vested and exercisable on January 6, 2000. Options expire thirty-six months after the date they become vested.

OPTION EXERCISE TABLE

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

     The following table sets forth certain information concerning unexercised options held as of December 31, 1997 by the Named Executive Officers reflected in the Summary Compensation Table. See "Impact of Chesapeake Merger" as set forth under "Item 1. -- Business."

                                                                                    VALUE OF UNEXERCISED
                                                            NUMBER OF                   IN-THE-MONEY
                                                       UNEXERCISED OPTIONS                 OPTIONS
                            SHARES                    AT DECEMBER 31, 1997         AT DECEMBER 31, 1997(1)
                          ACQUIRED ON    VALUE     ---------------------------   ---------------------------
          NAME             EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            -----------   --------   -----------   -------------   -----------   -------------
Floyd C. Wilson.........         0      $      0     187,500        62,500         $65,625        $21,875
W. Mark Womble..........         0      $      0      72,500        32,500         $33,262        $20,137
Jay W. Decker...........    62,500      $194,293      93,750        93,750         $52,968        $52,968
Randall K. Click........    11,875      $ 40,894      12,500        10,625         $ 5,971        $ 8,193
Shane M. Bayless........    10,000      $ 24,375       2,500         7,500         $   937        $ 4,062

---------------

(1) Value based on the closing price listed on NASDAQ on 12/31/97.

                COMPARISON OF 48 MONTH CUMULATIVE TOTAL RETURN*
         AMONG HUGOTON ENERGY CORPORATION, THE S&P SMALL CAP 600 INDEX
             AND THE S&P OIL & GAS (EXPLORATION & PRODUCTION) INDEX

                                                                                         S&P OIL &
                                                                                            GAS
                                                      HUGOTON                           (EXPLORATION
               MEASUREMENT PERIOD                      ENERGY          S&P SMALL             &
             (FISCAL YEAR COVERED)                  CORPORATION         CAP 600         PRODUCTION)
1/27/94                                                     100.00            100.00            100.00
12/31/94                                                     70.00             95.23             79.50
12/31/95                                                     70.00            123.76             93.42
12/31/96                                                     81.00            150.14            123.72
12/31/97                                                     73.50            188.56            113.39

* $100 invested on 1/27/94 in stock or on 12/31/93 in Index -- including reinvestment of dividends.

Fiscal year ending December 31.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Board of Directors' Compensation Committee establishes and reviews the general levels and policies of compensation for the Company. The Committee meets at least annually to review and to set specific compensation levels for the executive officers. These levels include the amounts paid to executive officers in the form of base salaries and annual cash bonuses along with the issuance of incentive and nonstatutory stock options.

     The Compensation Committee seeks to set overall compensation amounts at levels sufficient to attract and retain key executives and to provide incentives to produce superior results for stockholders of the Company. These levels are set after considering the total cash compensation of executives employed by selected peer group public companies within the oil and gas industry. The Compensation Committee specifically determines the total compensation to be paid to Floyd C. Wilson, W. Mark Womble and Jay W. Decker.

     Base salaries are set at levels determined by various compensation surveys as adjusted by the experience and capability of each individual officer. The 1997 annual salary of Floyd C. Wilson, the Chief Executive Officer of the Company, in the amount of $400,000, was paid pursuant to an employment agreement with the Company that expires in August 2000. The 1997 annual salary of W. Mark Womble, Chief Financial Officer and Executive Vice President of the Company, in the amount of $175,000 was paid pursuant to an employment agreement with the Company that expires in September 1999. The annual salary of Jay W. Decker, an Executive Vice President of the Company, in the amount of $169,753 was paid pursuant to an employment agreement with the Company that expires in September 1999. Cash bonuses for the Chief Executive Officer as well as other officers of the Company are determined by considering the Company's success in achieving certain operating and financial goals and each officer's contribution to the overall effort by considering the performance of the area managed, the quality of the work performed by the department and the executive's ability to accomplish various assigned tasks.

     Incentive stock options are granted by the Compensation Committee to certain selected recipients pursuant to the Company's 1993 Stock Option Plan ("1993 Plan"), which was adopted in July 1993 and the Company's 1995 Stock Option Plan (the "1995 Plan"), which was adopted in January 1995 and approved by the stockholders in May 1995. Under the 1993 Plan, the Company reserved 600,000 shares for issuance. As of January 28, 1998, there were 648 shares available for future grants under the 1993 Plan. Under the 1995 Plan, the Company reserved 500,000 shares for issuance. As of January 28, 1998, there were 469,750 shares available for future grants under the 1995 Plan. The purpose of the 1993 Plan and the 1995 Plan is to provide a means whereby certain officers and employees may develop a sense of proprietary and personal involvement in the development and financial success of the Company and to encourage them to remain with and devote their best efforts to the business of the Company and its stockholders.

                             COMPENSATION COMMITTEE
                                Alan J. Andreini
                                David S. Elkouri
                               John T. McNabb, II

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. David S. Elkouri, a member in the law firm of Hinkle, Eberhart & Elkouri, L.L.C. which firm renders legal services to the Company and Mr. John T. McNabb, II, a principal in Growth Capital Partners, Inc., which renders financial consulting services to the Company are directors of the Company and members of the Company's Compensation Committee. See "Certain Relationships and Related Transactions" for information regarding transactions with such persons.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997 by (i) each person who is known by the Company to be the beneficial owner (as determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended) of more than 5% of the outstanding Common Stock; (ii) each director,
(iii) each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K; and (iv) all executive officers and directors of the Company as a group.

                                                           NUMBER OF SHARES
                                                          BENEFICIALLY OWNED       PERCENT
                   NAME AND ADDRESS                        AT DECEMBER 31,       BENEFICIALLY
                  OF BENEFICIAL OWNER                            1997               OWNED
                  -------------------                    --------------------    ------------
Floyd C. Wilson........................................        4,319,415(1)          21.6%
  301 North Main, Suite 1900
  Wichita, Kansas 67202
Comdisco, Inc..........................................        3,859,820(2)          19.5%
  6111 N. River Road
  Rosemont, IL 60018
Belco Energy, L.P......................................        2,940,000(3)          14.8%
  14300 Cornerstone Village Drive, Suite 421
  Houston, TX 77104
First Reserve Corporation..............................        1,143,441(4)           5.8%
  475 Steamboat Road
  Greenwich, CT 06830
Cramer Rosenthal McGlynn, Inc..........................        1,155,834(5)           5.8%
  707 Westchester Avenue
  White Plains, NY 10604
Alan J. Andreini.......................................           65,000(6)(2)      *
David S. Elkouri.......................................           39,000(7)         *
Jonathan S. Linker.....................................           11,500(8)         *
William E. Macaulay....................................            5,000(4)(9)      *
John T. McNabb, II.....................................           55,000(10)        *
W. Mark Womble.........................................           78,002(11)        *
Jay W. Decker..........................................          329,890(12)          1.7%
Randall K. Click.......................................           15,637(13)        *
Shane M. Bayless.......................................            3,421(14)        *
Directors and executive officers as a group (14
  persons).............................................       10,120,817(15)         49.7%

---------------

  *  Represents less than 1%

 (1) Does not include 131,750 shares currently owned by Mr. Wilson which are subject to an agreement with the Company pursuant to which Mr. Wilson is required to contribute to the Company the number of shares necessary to satisfy the exercise of certain of the options previously granted by the Company in exchange for receipt of the exercise price therefor. Includes 100,000 shares held by Mr. Wilson's wife and 100,000 shares held by a family limited partnership, of which Mr. Wilson and his wife are general partners and his children are limited partners. Also includes 202,426 shares held by The Wilson Foundation, 7,565 shares allocated to Mr. Wilson pursuant to the Company's 401(k) Profit Sharing Plan (based on a plan statement dated as of 6/30/97), and 187,500 shares issuable pursuant to presently exercisable options granted to Mr. Wilson pursuant to stock option agreements with the Company.

 (2) As a Director of Comdisco, Inc., Mr. Andreini shares voting and investment power of the shares owned by Comdisco, Inc. Mr. Andreini disclaims beneficial ownership of the Company common stock owned by Comdisco, Inc.

 (3) As disclosed on a joint filing of Schedule 13D, filed with the Securities and Exchange Commission on July 3, 1997, by Belco Energy L.P., Belco Operating Corp., Belco Oil & Gas Corp. and Mr. Robert A.

     Belfer. Belco Energy L.P. is the direct beneficial owner of the shares of Company common stock. Belco Operating Corp., as general partner of Belco Energy L.P. Belco Oil & Gas Corp., as sole shareholder of Belco Operating Corp., and Robert A. Belfer, as a shareholder of Belco Oil & Gas Corp., may be deemed beneficial owners of the shares of Company common stock owned by Belco Energy L.P. However, Belco Operating Corp., Belco Oil & Gas Corp. and Mr. Belfer disclaim beneficial ownership of such shares.

 (4) First Reserve Corporation owns no shares of the Company's common stock directly but, as the managing general partner of the entities named below, it shares voting and investment power over such shares with such entities. First Reserve Corporation is the managing general partner of First Reserve Fund V, Limited Partnership ("Fund V") and American Gas & Oil Investors, Limited Partnership ("AmGO"). The address of each of such entities is the address of First Reserve Corporation. Through their ownership of shares of First Reserve Corporation, Mr. Macaulay and Mr. John A. Hill may be deemed to share beneficial ownership of the shares shown as owned by First Reserve Corporation. Messrs. Macaulay and Hill disclaim beneficial ownership of such shares. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 1997:

                                           NUMBER OF SHARES        PERCENT
                                          BENEFICIALLY OWNED     BENEFICIALLY
                 NAME                    AT DECEMBER 31, 1997       OWNED
                 ----                    --------------------    ------------
Fund V.................................        891,698               4.5%
AmGO...................................        251,743               1.3%

 (5) As disclosed on the latest Schedule 13G, filed with the Securities and Exchange Commission on March 4, 1997.

 (6) Includes 15,000 shares issuable upon exercise of options granted to Mr. Andreini pursuant to stock option agreements with the Company.

 (7) Includes 35,000 shares issuable upon exercise of options granted to Mr. Elkouri pursuant to stock option agreements with the Company. Includes 3,000 shares owned by The David S. and Debbi C. Elkouri Foundation and 1,000 shares owned by The David S. Elkouri Rollover IRA.

 (8) Includes 5,000 shares issuable upon exercise of options granted to Mr. Linker pursuant to stock option agreements with the Company.

 (9) Represents 5,000 shares issuable upon exercise of options granted to Mr. Macaulay pursuant to stock option agreements with the Company.

(10) Represents 55,000 shares issuable upon exercise of options granted to Mr. McNabb pursuant to stock option agreements with the Company.

(11) Includes 72,500 shares issuable upon exercise of options granted to Mr. Womble pursuant to stock option agreements with the Company. Includes 4,122 shares acquired pursuant to the Company's 401(k) Profit Sharing Plan (based on a plan statement dated as of 6/30/97).

(12) Includes 93,750 shares issuable upon exercise of options granted to Mr. Decker pursuant to stock option agreements with the Company.

(13) Represents 13,125 shares issuable upon exercise of options granted to Mr. Click pursuant to stock option agreements with the Company. Includes 2,512 shares acquired pursuant to the Company's 401(k) Profit Sharing Plan (based on a plan statement dated as of 6/30/97).

(14) Includes 2,500 shares issuable upon exercise of options granted to Mr. Bayless pursuant to stock option agreements with the Company. Includes 921 shares acquired pursuant to the Company's 401(k) Profit Sharing Plan (based on a plan statement dated as of 6/30/97).

(15) Includes 675,750 shares issuable upon exercise of options under the Company's stock option plans and nonstatutory stock option agreements, including 131,750 of the shares referenced in (1) above. Also includes shares held by Comdisco, Inc. and partnerships for whom First Reserve Corporation is the managing general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHAREHOLDER AGREEMENT

     As a condition to the September 7, 1995 merger between Consolidated Oil & Gas, Inc. and the Company (the "Merger"), FRSEA, Fund V, AmGO, AmGO II, AmGO III, Comdisco and Jay W. Decker (such parties are hereinafter referred to collectively as "the COG Holders"), Odyssey Partners, L.P. ("Odyssey Partners") and Floyd C. Wilson entered into a certain Agreement of Shareholders. Such Agreement of Shareholders provides the parties agree, so long as they own their shares or until the Agreement of Shareholders is terminated, to use their best efforts (including voting the shares owned by them and their affiliates, calling special meetings of the stockholders of the Company and executing and delivering written consents) to elect nine members of the Board, consisting of the following:

          (a) One Class II member designated by FRSEA;

          (b) One Class II member designated by Fund V;

          (c) One Class III member designated by First Reserve Corporation (provided that such member shall be Jay W. Decker so long as he is an executive officer of the Company);

          (d) One Class I member designated by Comdisco;

          (e) Two Class III members designated by Floyd C. Wilson;

          (f) One Class II member designated by Odyssey Partners; and

          (g) Two members designated by a vote of a majority of the stockholders of the Company (both of whom shall be members of Class I) and the parties to the Agreement of Shareholders agreed that such initial directors shall be John T. McNabb, II and David S. Elkouri, both of whom were directors of the Company prior to the Merger and previously elected by the stockholders of the Company.

     The Agreement of Shareholders further provides the party designating a director may remove such director and designate his or her successor. If the director designated by a party resigns, dies, becomes incapacitated or is otherwise unable to serve, the party designating such director may designate his or her successor. All parties shall vote all shares held by them in favor of the election or removal of the persons so designated. Action taken by any of the parties in designating or removing directors shall be in writing executed by the party entitled to take such action and promptly delivered by to the other parties and to the Company.

     Each party's right to designate a director shall terminate if such party's ownership of the Company's Common Stock is below 5% of the outstanding Company Common Stock, except for First Reserve Corporation whose stock ownership for the purpose of such provision shall be the aggregate ownership of their managed funds. If Mr. Wilson is not the Chief Executive Officer of the Company and his ownership is less than 10% and more than 5% of the outstanding Company common stock, Mr. Wilson's right to designate directors shall be reduced from two to one.

     If a party to the Agreement of Shareholders is no longer eligible to designate a director, or, in the case of John T. McNabb, II or David S. Elkouri, if either is unable to serve, the Board shall (i) shrink the size of the Board,
(ii) leave the vacated seat empty or (iii) appoint a replacement to serve until the next election of directors by stockholders and through its normal nominating procedure, select a nominee to fill the open seat for election by stockholders of the Company at the next annual meeting.

     The Agreement of Shareholders shall terminate and be of no force and effect at the close of business on September 7, 2005; provided such agreement may also be terminated earlier by the vote of the holders of 100% of the shares of Company common stock subject thereto.

     On April 17, 1997, Odyssey Partners sold all of its shares of Company common stock. Therefore, pursuant to the provisions of the Agreement of Shareholders, Odyssey Partners' right to designate a director terminated. Pursuant to the provisions of the Agreement of Shareholders, the Board has chosen to shrink the size of the Board to eight members.

REGISTRATION RIGHTS AGREEMENT

     On September 7, 1995, the Company, Odyssey Partners, CRM Partners L.P., CRM Retirement Partners L.P., CRM Hugoton Partners L.P., A.C. Israel Enterprises, Inc., American Gas & Oil Investors, Limited Partnership, AmGO II, Limited Partnership, AmGO III, Limited Partnership, First Reserve Secured Energy Assets Fund, Limited Partnership, First Reserve Fund V, Limited Partnership, Comdisco, Inc. and Floyd C. Wilson entered into a Registration Rights Agreement. Under such agreement, if the Company files a registration statement, the Company must, with certain exceptions and limitations, offer the other parties to the Registration Rights Agreement ("holders") the opportunity to include their shares owned at such time in such registration statement. Each of (i) the First Reserve Group, (ii) Comdisco, (iii) Odyssey Partners and (iv) Floyd C. Wilson, if he is no longer the Chief Executive Officer of the Company, is also granted a separate right to require the Company to use its best efforts to cause the registration and sale in an underwritten public offering of all or a portion of such holder's shares. The Company will bear the expenses of the above registration, other than transfer taxes, fees and expenses of counsel to any holder and fees and commissions of brokers, dealers and underwriters. The Company also agreed to indemnify the holders against certain liabilities and expenses arising out of such registration.

WILSON WORKING INTERESTS

     Since the formation of the Company and up to the Company's initial public offering, which was completed on February 1, 1994, Mr. Wilson had personally participated in most of the Company's drilling prospects, usually acquiring a 25% working interest in each prospect. Since the date of the initial public offering, Mr. Wilson's participation in drilling prospects has been limited to those prospects located in a field where he previously held an interest. Mr. Wilson has paid his pro rata share of all expenses associated with his interest in each such prospect.

MCNABB AND ELKOURI BUSINESS RELATIONSHIPS

     The Company retains Growth Capital Partners, Inc. to provide financial consulting services. Mr. McNabb, is an officer, director and stockholder of Growth Capital Partners, Inc. During 1997, the Company paid Growth Capital Partners, Inc. $107,873 for financial consulting services.

     The law firm of Hinkle, Eberhart & Elkouri, L.L.C., of which Mr. David S. Elkouri, a director of the Company, is a member, renders legal services to the Company. During 1997, the Company paid Hinkle, Eberhart & Elkouri, L.L.C. $265,541 for legal services rendered to the Company.

LOANS TO MANAGEMENT

     On May 5, 1994, Jimmy W. Gowens, Vice President of Exploration of the Company, executed a Promissory Note (amended on August 22, 1997) in favor of the Company for up to the principal amount of $102,000. Such Promissory Note provides for interest at the rate of 8% per year on any amounts advanced and all principal and interest is due and payable on August 22, 1998. Under the terms of such Promissory Note, if Mr. Gowens exercises certain options to purchase stock of the Company, the net proceeds from the sale of any such stock shall be immediately remitted to the Company to the extent necessary to pay any outstanding principal and interest under such Promissory Note. Mr. Gowens borrowed $50,000 from the Company on May 5, 1994, $20,000 on December 14, 1994, $10,000 on October 5, 1995 and $22,000 on August 22, 1997. As of December 31, 1997, all amounts borrowed by Mr. Gowens under such Promissory Note and the interest accrued on such amounts are outstanding.

     On February 20, 1996 and September 15, 1997, W. Mark Womble, Executive Vice President and Chief Financial Officer of the Company, executed Promissory Notes in favor of the Company for up to the principal amounts of $40,000 and $25,000, respectively. Such Promissory Notes provide for interest at the rate of 8% per year on any amounts advanced and all principal and interest was due and payable on February 20, 1997 and September 15, 1998, respectively. Under the terms of such Promissory Notes, if Mr. Womble exercises certain options to purchase stock of the Company, the net proceeds from the sale of any such stock shall be immediately remitted to the Company to the extent necessary to pay any outstanding principal and interest under such Promissory Notes. The due date of the February 20, 1996 Promissory Note has been extended until February 20, 1998. Mr. Womble borrowed $25,000 from the Company on February 20, 1996, $15,000 on March 11, 1996, and $25,000 on September 15, 1997. As of December 31, 1997, all amounts borrowed by Mr. Womble under such Promissory Notes and the interest accrued on such amounts are outstanding. On March 9, 1998, all amounts borrowed and accrued interest on such amounts was paid in full.

LEASE AGREEMENTS

     During 1996, the Company entered into several lease agreements with Sky King, L.L.C. for the lease of Sky King, L.L.C.'s airplane. Sky King, L.L.C. is a Kansas limited liability company and its members are Floyd C. Wilson, the Company's Chief Executive Officer, President and Chairman of the Board, and Mr. Wilson's wife, Carol E. Wilson. The total amount paid to Sky King, L.L.C. pursuant to such lease agreements during fiscal year ended December 31, 1997 was $249,922. The lease rate paid from the Company to Sky King, L.L.C. under such lease agreements was at or below the prevailing market lease rate for similar airplanes in Wichita, Kansas.

     Any transactions between the Company and its officers, directors, principal stockholders, affiliates or advisors, including any loans or participation's in any of the Company's drilling prospects, are on terms no less favorable to the Company than those reasonably obtainable from third parties and have been approved or ratified by a majority of the Company's independent directors.

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

           2.1           -- Agreement and Plan of Merger, dated May 26, 1995, by and among Hugoton Energy Corporation, Consolidated Oil & Gas,
                            Inc. and Hugoton Exploration Corporation (Incorporated by
                            reference to Exhibit 4.4 of the Registration Statement on
                            Form S-3, Registration No. 33-97366)
           2.2           -- Amendment to Agreement and Plan of Merger, dated August
                            3, 1995 by and among Hugoton Energy Corporation,
                            Consolidated Oil & Gas, Inc. and Hugoton Exploration
                            Corporation (Incorporated by reference to Exhibit 4.4 of
                            the Registration Statement on Form S-3, Registration No.
                            33-97366)
           3.1           -- Restated Articles of Incorporation of the Company, as
                            amended (Incorporated by reference to Exhibit 3.1 of the
                            Registration Statement on Form S-1, Registration No.
                            33-70924)
           3.2           -- Bylaws of the Company, as amended (Incorporated by
                            reference to Exhibit 3.2 of the Registration Statement on
                            Form S-1, Registration No. 33-70924)
           4.1           -- Specimen Common Stock certificate (Incorporated by
                            reference to Exhibit 4.1 of the Registration Statement on
                            Form S-1, Registration No. 33-70924)

            10.1           -- Employment Agreement, dated September 1, 1995 between the Company and Floyd C. Wilson
                              (Incorporated by reference to Exhibit 10.1 of the Company's 1995 Annual Report on Form
                              10-K)
            10.2           -- Employment Agreement, dated September 7, 1995 between the Company and Jay W. Decker
            10.3           -- Employment Agreement, dated December 16, 1996 between the Company and W. Mark Womble
            10.4           -- 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.12 of the Registration
                              Statement on Form S-1, Registration No. 33-70924)
            10.5           -- 401(k) Employee Benefit Plan (Incorporated by reference to Exhibit 10.13 of the
                              Registration Statement on Form S-1, Registration No. 33-70924)
            10.6           -- Nonemployee Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1, Registration No. 33-70924)
            10.7           -- 1995 Stock Option Plan (Incorporated by reference to Exhibit 4.1 of the Registration
                              Statement on Form S-8, Registration No. 33-97092)
            10.8           -- Loan Agreement, dated September 7, 1995, by and among the Company, Amgas Corporation,
                              Hugoton Exploration Corporation, Tiffany Gathering Inc., Bank One, Texas N.A., Texas
                              Commerce Bank National Association, Bank of Montreal, Wells Fargo Bank, National
                              Association, Meespierson N.V., Credit Lyonnais Cayman Island Branch and Bank of
                              Scotland, and Bank One, Texas N.A. as Agent, and Texas Commerce Bank National
                              Association as Co-agent (Incorporated by reference to Exhibit 10.8 of the Company's
                              1995 Annual Report on Form 10-K)
            10.9           -- First Amendment to Loan Agreement dated January 22, 1996, by and among the Company,
                              Amgas Corporation, Hugoton Exploration Corporation, HEC Trading Company, Tiffany
                              Gathering, Inc., Bank One, Texas N.A., Texas Commerce Bank National Association, Bank
                              of Montreal, Wells Fargo Bank, National Association, Meespierson N.V., Credit Lyonnais
                              Cayman Island Branch and Bank of Scotland, and Bank One, Texas N.A. as Agent, and Texas
                              Commerce Bank National Association as Co-agent (Incorporated by reference to Exhibit
                              10.9 of the Company's 1995 Annual Report on Form 10-K)
            10.10          -- Second Amendment to Loan Agreement dated June 11, 1996, by and among the Company, Amgas
                              Corporation, Hugoton Exploration Corporation, HEC Trading Company, Tiffany Gathering,
                              Inc., Bank One, Texas N.A., Texas Commerce Bank National Association, Bank of Montreal,
                              Wells Fargo Bank, National Association, Meespierson N.V., Credit Lyonnais Cayman Island
                              Branch and Bank of Scotland, and Bank One, Texas N.A. as Agent, and Texas Commerce Bank
                              National Association as Co-Agent
            10.11          -- Purchase and sale agreement dated June 1, 1995 by and between Mobil Oil Corporation and the Company (Incorporated by reference to Exhibit 10.10 of the Company's 1995 Annual
                              Report on Form 10-K)
            10.12          -- Shareholder Agreement dated May 26, 1995, by and among the Company, Consolidated Oil &
                              Gas, Inc. and Odyssey Partners, L.P. (Incorporated by reference to Exhibit 10.11 of the
                              Company's 1995 Annual Report on Form 10-K)
            10.13          -- Agreement of Shareholders dated September 7, 1995, by and among the Company, First
                              Reserve Fund V, Limited Partnership, First Reserve Secured Energy Assets Fund, Limited
                              Partnership, American Gas & Oil Investors, Limited Partnerships, AmGO II, Limited
                              Partnership, AmGO III, Limited Partnership, J. W. Decker, COMDISCO, Inc., Odyssey
                              Partners, L. P. and Floyd C. Wilson (Incorporated by reference to Exhibit 10.12 of the
                              Company's 1995 Annual Report on Form 10-K)

          10.14          -- Registration Rights Agreement dated September 7, 1995, by and among the Company Hugoton Energy Corporation, Odyssey
                            Partners, L.P., Cramer, Rosenthal, McGlynn, Inc.,American
                            Gas & Oil Investors, AmGO II, AmGO III, First Reserve
                            Secured Energy Assets Fund, First Reserve Fund V,
                            COMDISCO, Inc. and Floyd C. Wilson (Incorporated by
                            reference to Exhibit 10.13 of the Company's 1995 Annual
                            Report on Form 10-K)
          10.15          -- Purchase and Sale Agreement dated December 28, 1995 by
                            and between Shield Petroleum Incorporated, P&M Properties
                            and the Company
          10.16          -- Purchase and Sale Agreement dated June 18, 1996 by and
                            between Shield Petroleum Incorporated and the Company
          10.17          -- Agreement and Plan of Merger dated November 12, 1997 by and between Chesapeake Energy Corporation, Chesapeake
                            Acquisition Corp. and the Company (Incorporated by
                            reference to Annex A Company's Joint Proxy Statement/
                            Prospectus on Form S-4)
          10.18*         -- Amendment to Employment Agreement, dated June 26, 1997
                            between the Company and Floyd C. Wilson
          10.19*         -- Amendment to Employment Agreement, dated June 26, 1997
                            between the Company and W. Mark Womble
          10.20*         -- Amendment to Employment Agreement, dated June 26, 1997
                            between the Company and Jay W. Decker
          10.21*         -- Amendment to Employment Agreement, dated June 26, 1997
                            between the Company and David M. Drummond
          21.1           -- List of subsidiaries of the Company (Incorporated by
                            reference to Exhibit 21.1 of the Company's 1995 Annual
                            Report on Form 10-K)
          23.1*          -- Consent of Ernst & Young LLP
          23.2*          -- Consent of Ryder Scott Company
          27*            -- Financial Data Schedule

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 1998.

                                            HUGOTON ENERGY CORPORATION
                                            (Registrant)

                                            By     /s/ FLOYD C. WILSON
                                             -----------------------------------
                                                       Floyd C. Wilson
                                              Chairman of the Board, President
                                                              and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March 1998.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ FLOYD C. WILSON                   Chairman of the Board,           March 10, 1998
-----------------------------------------------------    President and Chief Executive
                   Floyd C. Wilson                       Officer

                 /s/ W. MARK WOMBLE                    Executive Vice President, Chief  March 10, 1998
-----------------------------------------------------    Financial Officer (Principal
                   W. Mark Womble                        Financial Officer) and
                                                         Director

                   /s/ J.W. DECKER                     Executive Vice President and     March 10, 1998
-----------------------------------------------------    Director
                     J.W. Decker

                /s/ SHANE M. BAYLESS                   Controller (Principal            March 10, 1998
-----------------------------------------------------    Accounting Officer)
                  Shane M. Bayless

                /s/ DAVID S. ELKOURI                   Director                         March 10, 1998
-----------------------------------------------------
                  David S. Elkouri

                                                       Director
-----------------------------------------------------
                  John T. McNabb II

                /s/ ALAN J. ANDREINI                   Director                         March 10, 1998
-----------------------------------------------------
                  Alan J. Andreini

               /s/ WILLIAM E. MACAULAY                 Director                         March 10, 1998
-----------------------------------------------------
                 William E. Macaulay

                 /s/ JONATHAN LINKER                   Director                         March 10, 1998
-----------------------------------------------------
                   Jonathan Linker

                           HUGOTON ENERGY CORPORATION

                  INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTAL
                     DATA AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Independent Auditors............................   A-2
  Consolidated Balance Sheets as of December 31, 1997 and      A-3
     1996...................................................
  Consolidated Statements of Operations for the years ended    A-4
     December 31, 1997, 1996,
     and 1995...............................................
  Consolidated Statements of Shareholders' Equity for the      A-5
     years ended December 31, 1997, 1996 and 1995...........
  Consolidated Statements of Cash Flows for the years ended    A-6
     December 31, 1997, 1996 and 1995.......................
  Notes to Consolidated Financial Statements................   A-7
  Unaudited Supplemental Oil and Gas Information............  A-21
  Consolidated Financial Statement Schedule for the years
     ended December 31, 1997, 1996 and 1995(Item 14a):
     II -- Valuation and Qualifying Accounts................  A-23

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Hugoton Energy Corporation

     We have audited the accompanying consolidated balance sheets of Hugoton Energy Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hugoton Energy Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Wichita, Kansas
March 24, 1998

                           HUGOTON ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Current assets:
  Cash......................................................  $  3,760    $  3,732
  Accounts receivable, less allowance for doubtful accounts
     of $266
     ($146 in 1996).........................................     9,834      12,985
  Other.....................................................       633         568
                                                              --------    --------
          Total current assets..............................    14,227      17,285
Properties and equipment, at cost (successful efforts
  method):
  Proved properties.........................................   262,783     253,419
  Unproved properties.......................................    14,466      24,696
  Gas plant.................................................     1,524       1,478
  Other.....................................................     6,713       6,303
                                                              --------    --------
                                                               285,486     285,896
Less accumulated depreciation, depletion and amortization...    88,070      53,118
                                                              --------    --------
                                                               197,416     232,778
          Other assets, net.................................     1,577       1,866
                                                              --------    --------
  Total Assets..............................................  $213,220    $251,929
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $ 10,094    $  6,534
  Other accrued liabilities.................................     1,105       1,104
  Accrued property taxes payable............................       937         505
  Accrued interest payable..................................       395         597
                                                              --------    --------
          Total current liabilities.........................    12,531       8,740
Long-term debt..............................................   110,000      95,000
Deferred income taxes.......................................        --      16,142
Other deferred liabilities..................................       460         520
Commitments and contingencies...............................        --          --
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized,
     none issued and outstanding............................        --          --
  Common Stock, no par value, 100,000 shares authorized,
     19,839 shares
     issued and outstanding (19,702 in 1996)................       198         197
  Paid-in capital...........................................   135,745     134,541
  Retained deficit..........................................   (45,714)     (3,211)
                                                              --------    --------
          Total shareholders' equity........................    90,229     131,527
                                                              --------    --------
          Total Liabilities and Shareholders' Equity........  $213,220    $251,929
                                                              ========    ========

                             See accompanying notes

                           HUGOTON ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997           1996          1995
                                                              -----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Oil and Gas...............................................   $ 75,703       $66,292       $35,906
  Gas Plant.................................................      1,142         1,914         1,638
  Gain (loss) on sales of properties........................       (103)           10        (2,712)
  Loss on certain gas swap contracts........................         --            --          (603)
                                                               --------       -------       -------
          Total revenues....................................     76,742        68,216        34,229
                                                               --------       -------       -------
Expenses:
  Production
     Lease operations.......................................     20,404        16,460         9,214
     Production and severance tax...........................      3,673         3,639         1,974
     Gathering, transportation and other....................      1,617         1,568           382
  Gas plant.................................................      1,014         1,420           978
  Exploration...............................................     20,304         1,711         2,239
  General and administrative................................      9,981         6,872         4,346
  Depreciation, depletion, amortization.....................     35,639        23,423        15,234
  Impairment of oil and gas properties......................     36,209            --            --
                                                               --------       -------       -------
          Total expenses....................................    128,841        55,093        34,367
                                                               --------       -------       -------
Operating income (loss).....................................    (52,099)       13,123          (138)
Other income (expense):
  Interest..................................................     (6,752)       (6,070)       (5,108)
  Other.....................................................        220           466           319
                                                               --------       -------       -------
          Total other income (expense)......................     (6,532)       (5,604)       (4,789)
                                                               --------       -------       -------
Income (loss) before income taxes and extraordinary item....    (58,631)        7,519        (4,927)
(Provision) benefit for income taxes........................     16,128        (3,316)        1,394
                                                               --------       -------       -------
Income (loss) before extraordinary item.....................    (42,503)        4,203        (3,533)
Extraordinary item -- loss from early extinguishment of
  debt, net of income tax...................................         --            --          (136)
                                                               --------       -------       -------
          Net income (loss).................................   $(42,503)      $ 4,203       $(3,669)
                                                               ========       =======       =======
Income (loss) per common share:
  Income (loss) before extraordinary item...................   $  (2.15)      $  0.21       $ (0.26)
                                                               ========       =======       =======
  Extraordinary item........................................   $     --       $    --       $ (0.01)
                                                               ========       =======       =======
  Basic earnings (loss) per common share....................   $  (2.15)      $  0.21       $ (0.27)
                                                               ========       =======       =======
  Diluted earnings (loss) per common share..................   $  (2.15)      $  0.21       $ (0.27)
                                                               ========       =======       =======
Weighted average number of common shares outstanding........     19,806        19,697        13,460
                                                               ========       =======       =======

                              See accompany notes.

                           HUGOTON ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               COMMON STOCK
                                PREFERRED    ----------------    PAID-IN     RETAINED
                                  STOCK      NUMBER    AMOUNT    CAPITAL     DEFICIT      TOTAL
                                ---------    ------    ------    --------    --------    --------
YEARS ENDED DECEMBER 31,
  1997, 1996 AND 1995:
BALANCE, DECEMBER 1994......       $--       10,606     $106     $ 53,865    $ (3,745)   $ 50,226
Issuance of common stock in
  connection with the
  acquisition of
  Consolidated Oil & Gas,
  Inc.......................        --       9,091        91       80,695          --      80,786
Tax effect of stock options
  exercised.................        --          --        --          (19)         --         (19)
Net loss....................        --          --        --           --      (3,669)     (3,669)
                                   ---       ------     ----     --------    --------    --------
BALANCE, DECEMBER 31,
  1995......................        --       19,697      197      134,541      (7,414)    127,324
Stock options exercised.....        --           5        --           40          --          40
Tax effect of stock options
  exercised.................        --          --        --          (40)         --         (40)
Net Income..................        --          --        --           --       4,203       4,203
                                   ---       ------     ----     --------    --------    --------
BALANCE, DECEMBER 31,
  1996......................        --       19,702      197      134,541      (3,211)    131,527
Stock options exercised.....        --         137         1          997          --         998
Tax effect of stock options
  exercised.................        --          --        --           14          --          14
Compensatory stock options
  granted...................        --          --        --          193          --         193
Net loss....................        --          --        --           --     (42,503)
                                   ---       ------     ----     --------    --------    --------
BALANCE, DECEMBER 31,
  1997......................       $--       19,839     $198     $135,745    $(45,714)   $ 90,229
                                   ===       ======     ====     ========    ========    ========

                              See accompany notes.

                           HUGOTON ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $(42,503)   $  4,203    $ (3,669)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Extraordinary loss.......................................        --          --         136
  Depreciation, depletion, and amortization................    35,639      23,423      15,234
  Leasehold abandonments...................................    12,005         225         886
  Deferred income taxes....................................   (16,128)      3,316      (1,504)
  (Gain) loss of sale of proved properties and other
     assets................................................        52         (85)        582
  Gain on sale of marketable securities....................        --          --         (73)
  Impairment of oil & gas properties.......................    36,209          --          --
  Compensatory stock options granted.......................       193          --          --
  Other non-cash charges...................................       317         230         462
CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF EFFECTS
  FROM ACQUISITIONS
  Accounts receivable......................................     3,151      (4,126)     (1,577)
  Other current assets.....................................       (65)        528         530
  Other....................................................        13       1,046          99
  Accounts payable.........................................     3,560       2,095         567
  Accrued liabilities......................................       231         505      (2,452)
  Accrued swap contract liability..........................        --      (1,646)      1,646
  Deferred liabilities.....................................       (60)       (230)        500
                                                             --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    32,614      29,484      11,367
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for business acquisition, net cash acquired......        --          --     (28,799)
  Proceeds from sale of proved properties and other
     assets................................................     1,018       7,407       3,357
  Additions to properties and equipment....................   (49,602)    (44,091)    (22,578)
  Proceeds from sale of marketable securities..............        --          --      11,158
  Net change in note receivable............................        --         (22)         (7)
                                                             --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES......................   (48,584)    (36,706)    (36,869)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in debt issue costs.............................        --          --        (250)
  Proceeds from long term debt.............................    20,000      25,000     113,000
  Repayment of long term debt..............................    (5,000)    (18,000)    (85,000)
  Proceeds from exercised stock options....................       998          40          --
                                                             --------    --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................    15,998       7,040      27,750
                                                             --------    --------    --------
Net increase (decrease) in cash............................        28        (182)      2,248
Cash at beginning of year..................................     3,732       3,914       1,666
                                                             --------    --------    --------
Cash at end of year........................................  $  3,760    $  3,732    $  3,914
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid............................................  $  7,183    $  6,140    $  5,714
  Income taxes paid........................................        --          --          38
  Commons stock issued in connection with the acquisition
     of COG................................................        --          --      80,786

     During 1996 the Company determined it was necessary to adjust the deferred tax liability related to oil and gas properties acquired in connection with the acquisition of COG. The effect of the adjustment was to increase deferred income tax liability and properties and equipment by $1,991.

                            See accompanying notes.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Hugoton Energy Corporation and its wholly owned subsidiaries, AmGas Corporation (AmGas), which was formed on December 19, 1991, Hugoton Exploration Corporation
(HEX), which was formed on November 9, 1993, Tiffany Gathering, Inc. (TGI), which was acquired as a result of the acquisition of Consolidated Oil & Gas, Inc. on September 7, 1995 and HEC Trading Company (HTC), which was formed December 14, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Organization, Line of Business, and Concentration of Credit Risk

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

     The Company's financial instruments subject to concentration of credit risk consists primarily of cash and accounts receivable. The Company grants credit to certain first purchasers of oil and gas. The Company also grants credit to certain oil and gas property owners related to lease operating expenses paid on their behalf by the Company. Such first purchasers and property owners are principally located in the United States. The Company places its cash funds with high quality financial institutions, and at times may exceed federal depository limits.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Hedging Activities

     Commodity Hedges. The Company manages the risk associated with fluctuations in the prices of oil and natural gas primarily through short-term fixed-priced energy swap contracts. Each energy swap contract is designated to existing natural gas or oil production of the Company and involves the exchange of amounts based on a fixed commodity price for amounts based on an average of quoted index prices of the commodity.

     Gains and losses from hedging transactions are recognized in income and reflected in the accompanying statements of cash flows as operating activities in the periods for which revenues from the underlying commodity are recognized (the accrual accounting method). The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of energy swap contracts are deferred and amortized as an adjustment to income over the remaining term of the original contract life of the terminated swap agreement. If the necessary correlation to the commodity being hedged ceases during the contract period, the basis differential attributable to such contracts is recognized as a gain or loss and is no longer deferred, but recognized in current operating results in the period the loss of correlation was identified (see Note 11).

     Interest-Rate Swap Agreement. The Company has entered into an interest rate swap agreement to effectively convert a portion of its floating-rate borrowings into fixed-rate obligations and manage its exposure

                           HUGOTON ENERGY CORPORATION
to interest rate fluctuations. The accrual accounting method is used and the interest rate differential to be received or paid is accrued and recognized as an adjustment to interest expense related to the debt.

  Oil and Gas Properties

     The Company accounts for its oil and gas activities using the successful efforts method. Under the successful efforts method, all costs incurred to purchase, lease, or otherwise acquire a property are capitalized when incurred. Costs to drill and equip all development wells and successful exploratory wells are capitalized. All other exploration costs including geological and geophysical costs, lease rentals, impaired acreage costs and the cost of unsuccessful exploratory wells are charged to expense as incurred.

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

  Other Property and Equipment

     Other property and equipment are depreciated by the straight-line method over the following estimated useful lives:

                                                                  31 1/2
Buildings...................................................       years
Gas Plant...................................................    10 years
Vehicles....................................................     3 years
Office furniture and equipment..............................     3 years

  Debt Issue Costs

     Debt issue costs included in other assets are amortized by the straight-line method over the four-year term of the related bank revolving note agreement.

  Rights Related to Operating Agreement

     Costs to acquire rights related to operating agreements for which the Company is the operator of producing properties for unrelated third parties are included in other assets and are being amortized on a straight-line basis over the estimated lives of the managed properties, which approximate 10 years.

  Oil and Gas Sales and Gas Imbalances

     Oil and gas revenues are recognized as production and sales take place. The Company uses the sales method of accounting for gas imbalances in those circumstances where the Company has underproduced or overproduced its ownership percentage in a property. Under this method, a liability is recorded to the extent the Company's overproduced position in a reservoir cannot be recouped through the production of remaining reserves. The Company's net overproduced position at December 31, 1997 and 1996 was not significant.

  (Loss) Earnings Per Share

     In 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earning Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per

                           HUGOTON ENERGY CORPORATION
share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. In 1997 and 1995, diluted loss per share does not include any incremental shares that would have been outstanding assuming the exercise of any stock options because the effect of these shares would have been antidilutive. The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                        EARNINGS              PER SHARE
                                                         (LOSS)     SHARES     AMOUNT
                                                        --------    ------    ---------
Year Ended December 31, 1995
  Basic loss before extraordinary item................  $ (3,533)   13,460     $(0.26)
  Effect of dilutive stock options....................  $     --        --     $   --
  Diluted loss........................................  $ (3,533)   13,460     $(0.26)
Year Ended December 31, 1996
  Basic earnings......................................  $  4,203    19,697     $ 0.21
  Effect of dilutive stock options....................  $     --        19     $   --
  Diluted earnings....................................  $  4,203    19,716     $ 0.21
Year Ended December 31, 1997
  Basic loss..........................................  $(42,503)   19,806     $(2.15)
  Effect of dilutive stock options....................  $     --        --     $   --
  Diluted loss........................................  $(42,503)   19,806     $(2.15)

  Income Taxes

     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

STOCK BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation" does not require companies to change their existing accounting for employee stock options under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", but instead encourages companies to recognize expense for stock-based awards on their estimated fair value on the date of grant. Companies electing to continue to follow present account rules under APB Opinion No. 25 are required to provide pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. The Company has elected to continue to apply the existing accounting rules contained in APB Opinion No. 25 and the required pro forma disclosures under the new method have been presented (see Note 7).

2. ACQUISITIONS

  1996 Acquisitions

     On June 20, 1996, the Company purchased a 50% working interest in approximately 95,000 gross acres in the Austin Chalk Trend in Louisiana for $12.9 million. This acreage acquisition, coupled with the January 1, 1996 acreage acquisition mentioned below and various acreage acquired in the third quarter of 1996, provided the Company with a total of 148,000 gross acres in the Austin Chalk Trend to explore as of December 31, 1996.

     On January 1, 1996, the Company purchased an undivided interest in a group of producing oil and gas properties and undeveloped acreage for $9.7 million from a privately held company that owns an undivided

                           HUGOTON ENERGY CORPORATION
interest in and operates the properties. The producing properties and acreage are located in Southeast Texas and established a presence for the Company in the Austin Chalk Trend. The acquisition included eight producing wells and 35,000 gross acres, of which the Company's working interest is 25% and 50% respectively.

  Acquisition of Consolidated Oil & Gas, Inc.

     On September 7, 1995, the Company closed its acquisition (effective September 1, 1995) of Consolidated Oil & Gas, Inc. ("COG"). The acquisition was financed by cash on hand, bank borrowings under the Company's credit facility (see Note 4) and by the issuance of 9,090,736 shares of the Company's common stock.

     The acquisition has been accounted for as a purchase and, accordingly, the acquired underlying assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The purchase price was allocated to assets and liabilities acquired as follows:

                                                             (IN THOUSANDS)
                                                             --------------
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

                           HUGOTON ENERGY CORPORATION

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

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1995
                                                             ---------------------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Unaudited pro forma information:
  Revenues.................................................         $58,307
  Net loss before extraordinary item.......................         $(4,239)
  Net loss.................................................         $(4,375)
  Basic and diluted net loss per share.....................         $ (0.22)

3. TRANSACTIONS WITH AFFILIATES

     The Company accounts for transactions with the Company's Chairman and Chief Executive Officer (CEO) for his pro rata share of revenues and expenses in association with his interests in certain oil and gas prospects he personally has participated in, since the formation of the Company. The Company believes the terms of the principal shareholder's participation are comparable to those by other non-affiliated working interest owners.

4. LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996, consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1996
                                                          --------    -------
                                                            (IN THOUSANDS)
Bank credit facility with a group of seven banks,
  principal payable at September 7, 1999, interest
  payable at Bank One's base rate and LIBOR rates at
  various Eurodollar maturity dates (7.22% to 7.25% at
  December 31, 1997)....................................  $110,000    $95,000

     On September 7, 1995, the Company arranged a bank credit facility, simultaneously with the closing of the COG acquisition. The facility is an unsecured $250 million revolving credit agreement due September 7, 1999. The facility is provided by seven banks, led by Bank One, Texas, N.A. ("Bank One") as agent and Texas Commerce Bank National Association as Co-agent. The Borrowing Base, as defined in the loan agreement, is $135 million at December 31,1997, and is subject to semi-annual redetermination. In connection with the arrangement of the new bank credit facility, during 1995 the Company recorded an extraordinary loss of $220,000 ($136,000 after income taxes) which represented the write-off of related unamortized loan costs.

     At December 31, 1997, the Company was a party to one interest rate swap agreement entered into on December 11, 1995 for $25 million in notional principal amount with Bank One. The effect of this agreement is to provide the Company with an interest rate on $25 million in notional principal amount for the three-year term of the agreement of 5.445% plus a margin of 3/4 of 1% to 1.25%. Under market conditions at December 31, 1997, the aggregate effective annual interest rate for the Company's long-term debt after giving effect to the swap agreement was 7.13%.

     The credit facility provides the option of borrowing at floating interest rates based on Bank One's base rate or at a Eurodollar option based on the London Interbank Offered Rate ("LIBOR") plus 3/4 of 1% to

                           HUGOTON ENERGY CORPORATION

1.25% per annum, depending on the outstanding loan balance. Interest is payable quarterly or at the end of each interest period. The Company also incurs a commitment fee of 1/4 of 1% on the unused portion of the Borrowing Base.

     In addition, the bank credit facility contains restrictive covenants requiring, among other things, the maintenance of a specified current ratio, tangible net worth and a limitation of the declaration or payment of dividends on the Company's stock to 50% of net income for any fiscal year. The Company is in compliance with these covenants at December 31, 1997.

5. INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1997       1996      1995
                                                        --------    ------    -------
                                                               (IN THOUSANDS)
Current:
  Federal.............................................  $     --    $   --    $    --
  State...............................................        --        --         --
                                                        --------    ------    -------
          Total.......................................        --        --         --
Deferred:
  Federal.............................................   (14,430)    2,967     (1,247)
  State...............................................    (1,698)      349       (147)
                                                        --------    ------    -------
          Total.......................................   (16,128)    3,316     (1,394)
                                                        --------    ------    -------
          Total income tax expense (benefit)            $(16,128)   $3,316    $(1,394)
                                                        ========    ======    =======

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              ------    -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Compensatory stock option.................................  $  220    $   309
  Allowance for doubtful accounts...........................     101         56
  Net operating loss carryforward...........................  22,586      7,091
  AMT credit carryforward...................................     550        550
  Undeveloped acreage writedown.............................   1,003         --
  Valuation allowance for deferred tax assets...............  (5,444)        --
                                                              ------    -------
          Net deferred tax assets...........................  19,016      8,006
                                                              ------    -------
Deferred tax liabilities:
  Book basis of oil and gas properties in excess of tax
     basis..................................................  19,016     24,148
  Other.....................................................      --         --
                                                              ------    -------
          Total deferred tax liabilities....................  19,016     24,148
                                                              ------    -------
          Net deferred tax liabilities......................  $   --    $16,142
                                                              ======    =======

                           HUGOTON ENERGY CORPORATION

     The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to the actual income tax expense (benefit) is:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1997       1996      1995
                                                        --------    ------    -------
                                                               (IN THOUSANDS)
Income tax expense (benefit) at federal statutory
  rate................................................  $(19,934)   $2,557    $(1,675)
State income taxes, net of federal benefit............    (2,345)      301       (197)
Nondeductible amortization............................       443       443         --
Various accruals and expenses not deductible for
  tax.................................................       104        14        102
Valuation allowance...................................     5,444        --        376
Basis differences generated...........................       160        --         --
Other.................................................        --         1         --
                                                        --------    ------    -------
Actual income tax expense (benefit)...................  $(16,128)   $3,316    $(1,394)
                                                        ========    ======    =======

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $59.4 million, which can be carried forward to reduce future federal income taxes payable. Net operating loss carryforwards expire over 15 years beginning in 2009 through 2024 if not utilized.

6. PREFERRED STOCK

     The Company has authorized a class of undesignated preferred stock consisting of 10,000,000 shares, none of which are issued and outstanding. The Board of Directors has not determined the rights and privileges of holders of such preferred stock and the Company has no plans to issue any shares of preferred stock.

7. STOCK OPTIONS

     The Company has various stock option plans (the "Plans") whereby options to purchase shares of common stock have been or may be granted to officers, employees, and non-employee directors. The vesting periods and expiration of options are determined on a plan-by-plan, or grant-by-grant basis. Expiration dates of options outstanding at December 31, 1997, range from May 8, 1998 to January 12, 2004.

     In 1993, the Company adopted an employee stock option plan and a Nonemployee Directors stock option plan which were amended during 1996 and provide for the issuance of incentive and non-qualified options to purchase common stock. The employee stock option plan provides for the issuance of up to 600,000 shares and the Nonemployee Director plan provides for the issuance of up to 150,000 shares.

     In 1995, the Company and its shareholders approved the 1995 Stock Option Plan for employees whereby 500,000 shares were reserved for issuance.

     The Company has elected to follow APB Opinion No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models not developed for use in valuing employee stock options. Under APB Opinion No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                           HUGOTON ENERGY CORPORATION

     The following is a summary of stock option activity, and related information for the years ended December 31, 1997, 1996, and 1995:

                                                 EMPLOYEE                     NON-EMPLOYEE
                                        ---------------------------   ----------------------------
                                        NUMBER OF     PRICE RANGE     NUMBER OF     PRICE RANGE
                                         SHARES        PER SHARE       SHARES        PER SHARE
                                        ---------   ---------------   ---------   ----------------
Outstanding, December 31, 1994........   550,765    $  .10 -  11.50     95,000    $10.00 -   12.25
  Stock options granted...............   582,500      8.00 - 9.0938      4,000                8.41
  Stock options exercised.............  (101,190)              0.10         --                  --
  Stock options expired or canceled...   (53,000)     8.00 -  10.00     (6,000)     8.41 -   12.25
                                        --------                       -------
Outstanding, December 31, 1995........   979,075       .10 -  11.50     93,000      8.41 -   12.25
  Stock options granted...............   339,000     7.125 -   8.50     40,000                8.75
  Stock options exercised.............  (115,890)      .10 -   8.00         --                  --
  Stock options expired or canceled...  (112,500)    7.125 -  11.50         --                  --
                                        --------                       -------
Outstanding December 31, 1996.........  1,089,685      .10 -  11.50    133,000      8.41 -   12.25
  Stock options granted...............    52,500     10.00 - 10.125     30,000             10.3125
  Stock options exercised.............  (179,810)      .10 -   8.50    (27,000)     8.41 - 10.3125
  Stock options expired or canceled...   (70,000)     7.53 -  11.50    (21,000)     8.41 -   12.25
                                        --------                       -------
Outstanding December 31, 1997.........   892,375    $  .10 -  11.50    115,000    $ 8.41 -   12.25
                                        ========                       =======
EXERCISABLE AT DECEMBER 31,
1995..................................   316,900    $  .10 -  11.50     55,500    $ 8.41 -   12.25
1996..................................   470,350       .10 -  11.50    125,500      8.41 -   12.25
1997..................................   576,000       .10 -  11.50    115,000      8.41 -   12.25

     At December 31, 1997, 1996 and 1995, there were 604,648, 96,148, and
162,648 shares, respectively, reserved for future grants under existing plans.

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

     At December 31, 1997 the number of shares subject to options which will be delivered to the Company by the Company's Chairman and CEO are as follows:

                      OPTION                        NUMBER OF
                      PRICE                          SHARES
--------------------------------------------------  ---------
$  .10............................................   62,750
 10.00............................................   75,000

                           HUGOTON ENERGY CORPORATION

SFAS NO. 123 PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 which requires the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for 1997, 1996 and 1995:

                                                      1997         1996         1995
                                                   ----------   ----------   ----------
Expected life of options (years).................         2-4          2-4          2-4
Expected stock price volatility..................         33%          32%           32%
Risk free interest rate..........................  5.62-5.71%   5.13-5.30%    5.68-6.11%
Dividend rate....................................         -0-          -0-          -0-

     The range of assumptions for the expected life and the interest rate is caused by the separation of grants into portions based on their vesting terms.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        -----------    ---------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) -- as reported......................   $(42,503)      $4,203       $(3,669)
Net income (loss) pro forma...........................   $(43,180)      $3,505       $(4,195)
Basic earnings (loss) per share -- as reported........   $  (2.15)      $  .21       $  (.27)
Basic earnings (loss) per share -- pro forma..........   $  (2.18)      $  .18       $  (.31)

     Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1997.

     The weighted-average remaining contractual life of options outstanding as of December 31, 1997, 1996, and 1995 were 2.5 years, 3.0 years, and 3.3 years respectively. The weighted-average option exercise price information for the years 1997, 1996, and 1995 follows:

                                                          1997       1996       1995
                                                         ------      -----      -----
Outstanding January 1..................................  $ 8.00      $7.35      $5.49
Stock options granted..................................   10.19       8.15       8.39
Stock options exercised................................    7.33       0.44       0.10
Stock options expired or canceled......................    9.65       9.94       9.74
Outstanding, December 31...............................    8.21       8.00       7.35
Exercisable at December 31.............................    8.08       8.03       8.38
Weighted-average fair value of options granted during
  the year.............................................    2.54       2.23       2.20

                           HUGOTON ENERGY CORPORATION

8. EMPLOYEE BENEFIT PLANS

     The Company sponsors a qualified 401(k) Profit Sharing Plan which permits eligible employees to defer up to 10% of their compensation. The Company may make matching contributions related to an employee's deferral on a discretionary basis.

     During the years ended December 31, 1997, 1996 and 1995, the Company incurred expenses of $308,326, $215,786 and $138,277 respectively, related to the plan.

9. OIL AND GAS PROPERTY COSTS

     Capitalized costs relating to the Company's oil and gas producing activities and the related amounts of accumulated depreciation, depletion and amortization are shown below (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Proved properties...........................................  $262,783    $253,419
Unproved properties.........................................    14,466      24,696
                                                              --------    --------
          Total property costs..............................   277,249     278,115
Accumulated depreciation, depletion and amortization........   (83,901)    (49,921)
                                                              --------    --------
          Net property costs................................  $193,348    $228,194
                                                              ========    ========

     Costs incurred (all of which were incurred in the United States) in the Company's oil and gas activities were as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1997       1996        1995
                                                       -------    -------    --------
Acquisition of Properties:...........................  $ 8,971    $ 5,355    $129,692
  Proved.............................................    3,465     17,382       1,526
  Unproved...........................................   11,508      9,168       5,530
Exploration..........................................   35,673      7,756       2,313
                                                       -------    -------    --------
Development..........................................  $59,617    $39,661    $139,061
                                                       =======    =======    ========

     The Company periodically reviews its oil and gas properties for indicators of impairment. Due to substantial decreases in commodity market prices of oil and natural gas during the fourth quarter of 1997, the Company concluded an impairment of its oil and gas properties had occurred and recorded a $36.2 million pre-tax impairment charge reflecting the difference between estimated fair values and carrying values of impaired properties. The Company utilized discounted cash flow analyses to determine the fair value of its oil and gas properties utilizing reserves and future production estimated by the Company's independent engineers. Market prices and operating costs utilized in the discounted cash flow analyses reflect those existing at December 31, 1997 and were held constant except for known determinable escalations. The estimates of discounted cash flows from existing oil and gas properties are highly subjective and require significant assumptions in the evaluation of available geological, engineering, economic and market data. As a result, such estimates are inherently imprecise and actual future production, revenues and costs will vary from these estimates.

     The Company also periodically reviews its undeveloped properties for potential impairment based on factors such as results of exploration activities within the related area, related production experience, current and expected commodity prices, lease terms, delay rental costs and overall Company strategies. During 1997, the Company recognized a $12.0 million pretax charge as exploration expense for impaired and abandoned undeveloped properties based on this analysis.

                           HUGOTON ENERGY CORPORATION

10. MAJOR CUSTOMERS

     The Company markets its oil and gas production to numerous purchasers under a combination of short-and long-term contracts. During 1997, 1996 and 1995, the Company's largest three purchasers accounted for 40%, 38% and 55%, respectively, of oil and gas revenues of the Company, with Cibola Energy Services Corporation accounting for 20%, 18% and 22%, respectively. The Company had no other purchasers that accounted for greater than 10% of its oil and gas revenues. The Company believes the loss of any single customer would not have a material adverse effect on the results of operations of the Company.

11. COMMITMENTS AND CONTINGENCIES

  Legal Contingencies

     The Company is not a defendant in any significant pending legal proceedings other than routine litigation incidental to its business. While the ultimate results of these proceedings cannot be predicted with certainty, the Company does not believe the outcome of these matters will have a material adverse effect on the Company.

  Environmental Remediation Obligations

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

LEASE AGREEMENTS

     The Company leases office facilities under non-cancelable operating leases. Future minimum rental commitments as of December 31, 1997 are as follows:

                         YEAR                                AMOUNT
                         ----                                ------
                                                         (IN THOUSANDS)
1998...................................................      $  466
1999...................................................         466
2000...................................................         466
2001...................................................         466
2002...................................................         466
Thereafter.............................................       1,558
                                                             ------
          Total........................................      $3,888
                                                             ======

     Approximately $460,000 of such rental commitments is included in Other Deferred Liabilities as of December 31, 1997.

  Hedging Transactions

     With the objective of achieving more predictable revenues and cash flows and reducing the exposure to fluctuation in gas and oil prices, the Company has entered into various hedging transactions with respect to both gas and oil. While the use of these hedging arrangements limits the downside risk of adverse price movements, it may also limit future revenues from favorable price movements. As of December 31, 1997, the Company had no open hedging transactions. The Company continues to evaluate whether to enter into additional hedging transactions for future years. In addition, the Company may determine from time to time

                           HUGOTON ENERGY CORPORATION
to terminate its then existing hedging positions. Generally, either the Company or the counter party to the agreements is required to make a settlement payment of the difference between the specified contract amount and the settlement amount. The following is a summary of the Company's hedging transactions that were in effect as of December 31, 1996 and 1995:

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

     At December 31, 1995, the Company was a party to oil swap agreements which ran from January 1996 through December 1996 NYMEX WTI crude oil futures contract month for a quantity of 40,000 barrels per month at an average price of $17.28 per BBL.

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

     The Company is required to post margin in the form of cash when projected commodity prices exceed scheduled fixed prices in certain contracts less any amount of agreed upon open credit. There were no margin cash requirements at December 31, 1997 and 1996.

     In 1995, a realized hedging loss of $250,000 was included in oil and gas sales. The Company had net deferred losses of $1.3 million for settled derivative contracts at December 31, 1995, relative to future production periods. During 1995, the Company recorded a charge to earnings of $2.7 million related to the "decoupling" of the basis correlation between the Company's cash price and NYMEX contract settlement price.

     In 1996, a realized hedging loss of $8.7 million was included in oil and gas sales. The Company had no deferred gains or losses at December 31, 1996.

     In 1997, a realized hedging gain of $1.3 million was included in oil and gas sales. The Company had no deferred gains or losses at December 31, 1997.

                           HUGOTON ENERGY CORPORATION

12. FINANCIAL INSTRUMENTS

     The following information is provided regarding the estimated fair value of certain financial instruments employed by the Company as of December 31, 1997 and 1996 and the methods and assumptions used to estimate the fair value of such financial instruments:

                                                DECEMBER 31, 1997     DECEMBER 31, 1996
                                               -------------------    ------------------
                                               CARRYING     FAIR      CARRYING    FAIR
                                                AMOUNT     VALUE       AMOUNT     VALUE
                                               --------   --------    --------   -------
                                                            (IN THOUSANDS)
Fixed-price crude oil swaps..................  $     --   $     --    $    --    $  (251)
Long-term debt...............................   110,000    110,000     95,000     95,000
Interest rate swaps..........................        --        123         --         59

     Cash, accounts receivable, other current assets, accounts payable and accrued liabilities are each estimated to have a fair value approximating carrying amount due to the short maturity of those instruments.

     The fair value of the Company's fixed-price crude oil swaps as of December 31, 1996 were estimated based on quoted market prices of natural gas and crude oil for the periods covered by the contracts. The net differential between the fixed prices in each contract and the quoted market prices for future periods, as adjusted for estimated basis, has been applied to the volumes covered by each contract to arrive at an estimated fair value.

     The fair value of the Company's long-term debt is estimated to approximate the carrying amount at December 31, 1997 and 1996, as the debt carries a variable interest rate.

     The fair value of the Company's interest rate swap at December 31, 1997 and 1996 is based on quoted market prices as of such dates.

13. ADDITIONAL CASH FLOW INFORMATION

     For purposes of cash flows, the Company considers cash to include currency on hand and demand deposits with banks or other financial institutions.

14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

     The Company has not yet determined the impact of adoption of these standards; however, the adoption of these standards will have no impact on the Company's consolidated results of operations, financial position or cash flows.

                           HUGOTON ENERGY CORPORATION

15. QUARTERLY FINANCIAL DATA

     Summarized unaudited quarterly financial date for the year ended December 31, 1997 and 1996 are as follows ($ in thousands except per share data):

                                                           QUARTER ENDED
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                         1997         1997          1997             1997
                                       ---------    --------    -------------    ------------
Total revenues.......................   $24,000     $17,334        $17,105         $ 18,303
Gross profit (loss)(1)...............     7,710      (2,554)        (1,564)         (55,691)
Basic net income (loss) per share....      0.19       (0.12)         (0.11)           (2.11)
Net income (loss)....................     3,717      (2,473)        (2,185)         (41,562)

                                                           QUARTER ENDED
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                         1996         1996          1996             1996
                                       ---------    --------    -------------    ------------
Total revenues.......................   $16,094     $16,309        $15,203         $ 20,610
Gross profit (loss)(1)...............     2,265       2,517          1,183            7,158
Basic net income (loss) per share....      0.02        0.04          (0.01)            0.16
Net income (loss)....................       471         701           (232)           3,263

---------------

(1) Total revenue, less total expenses

     During the fourth quarter of 1997, the Company recorded fourth quarter adjustments aggregating $52.3 million ($38.0 million after-tax). The adjustments primarily consisted of a non-cash oil and gas property impairment charge of $36.2 million pre-tax and undeveloped property impairment of $10.5 million (pre-tax) which were significantly impacted by depressed commodity prices at December 31, 1997.

16. SUBSEQUENT EVENT

     In accordance with a definitive merger agreement between the Company and Chesapeake Energy Corporation (Chesapeake) dated November 12, 1997, effective March 10, 1998, the Company was acquired by and merged into Chesapeake in a stock-for-stock transaction. Commensurate with the merger, all executive officers of the Company resigned. After the merger, the shareholders of the Company will own 26% of Chesapeake.

                           HUGOTON ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                  (UNAUDITED)

OIL AND GAS RESERVES

     The following information summarizes the Company's net proved reserves of oil and natural gas and the present values thereof for each of the three years in the period ended December 31, 1997. The December 31, 1995, 1996 and 1997 reserve estimates were based on the reports by the independent engineering firm of Ryder Scott Company. All studies have been prepared in accordance with regulations prescribed by the Securities and Exchange Commission. Future net revenue is estimated by such engineers using oil and gas prices in effect as the end of each respective year with price escalations permitted only for those properties which have contracts allowing specific increases. Future operating costs are based on the level of operating expenses incurred during each such year. The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. Such estimates are susceptible to revision in light of subsequent drilling and production history or as a result of economic conditions.

     Estimated Quantities of Oil and Gas Reserves. The following table sets forth the Company's estimated proved reserves for each of the three years in the period ended December 31, 1997. All of the Company's reserves are located within the United States:

                                            1997                1996                1995
                                      -----------------   -----------------   -----------------
                                        OIL       GAS       OIL       GAS       OIL       GAS
                                      (MBBLS)   (MMCF)    (MBBLS)   (MMCF)    (MBBLS)   (MMCF)
                                      -------   -------   -------   -------   -------   -------
PROVED RESERVES
Beginning of year...................  16,178    225,181   13,884    192,962    4,982    139,694
Acquisition of proved reserves......      83      4,403       49      4,829    9,923     60,564
Extension and discoveries...........     552     14,840    4,489     45,199      401      3,093
Revisions of previous
  estimates(A)......................  (4,866)   (39,553)    (106)     4,293     (391)     8,733
Sales of reserves in place..........    (152)      (115)    (438)    (3,076)     (13)    (4,471)
Production..........................  (1,677)   (19,269)  (1,700)   (19,026)  (1,018)   (14,651)
                                      ------    -------   ------    -------   ------    -------
End of year.........................  10,118    185,487   16,178    225,181   13,884    192,962
                                      ======    =======   ======    =======   ======    =======
PROVED DEVELOPED PRODUCING
  RESERVES(B)
Beginning of year...................  11,200    180,610   12,746    189,434    4,745    132,230
                                      ======    =======   ======    =======   ======    =======
End of year.........................   8,167    152,546   11,200    180,610   12,746    189,434
                                      ======    =======   ======    =======   ======    =======

---------------

(A) During 1997, the Company's oil and gas reserves were significantly impacted by the depressed commodity prices at December 31, 1997 and as a result, revisions of previous reserve estimates comprised a significant portion of the change in proved reserves from 1996 to 1997.

(B)  Balances are included in Proved Reserve totals.

     Standardized Measure of Discounted Future Net Cash Flows. The following table reflects the standardized measure of discounted future net cash flows relating to the Company's interests in proved oil and gas reserves. The future net cash inflows were developed as follows:

          (1) Estimates were made of quantities of proved reserves and the future period during which they are expected to be produced based on year-end economic conditions.

          (2) The estimated cash flows from future production of proved reserves were prepared on the basis of the weighted average prices received at December 31, 1997, 1996, 1995, as follows: 1997 -- $15.97 per Bbl, $1.83 per Mcf; 1996 -- $24.53 per Bbl, $3.79 per Mcf; 1995 -- $18.01 per Bbl,
     $1.76 per Mcf.

                           HUGOTON ENERGY CORPORATION

                      SUPPLEMENTAL OIL AND GAS INFORMATION
                                  (UNAUDITED)

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

          (5) The resulting future net revenue streams were reduced to present value amounts by applying a 10% discount factor.

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1997          1996         1995
                                                  ---------    ----------    ---------
                                                             (IN THOUSANDS)
Future cash inflows.............................  $ 500,353    $1,267,988    $ 583,256
Future costs:
  Production....................................    180,133       354,996      233,098
  Development...................................     23,979        44,120        3,799
                                                  ---------    ----------    ---------
Future net cash flows before income taxes.......    296,241       868,872      346,359
Discount at 10% per annum.......................   (123,225)     (404,432)    (154,853)
Discount future income taxes....................    (22,343)     (129,004)     (18,256)
                                                  ---------    ----------    ---------
Standardized measure of discounted future net
  cash flows....................................  $ 150,673    $  335,436    $ 173,250
                                                  =========    ==========    =========

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1997         1996         1995
                                                   ---------    ---------    --------
                                                             (IN THOUSANDS)
Standardized measure of discounted future net
  cash flows, beginning of period..............    $ 335,436    $ 173,250    $ 80,082
Net changes in prices and production costs.....     (270,086)     169,025      27,837
Revisions in quantity estimates................      (35,768)      10,507      (6,057)
Accretion in discount..........................       46,444       19,151       8,093
New field discoveries and extensions, net of
  future production and development costs......       14,783      120,561       7,173
Purchases of reserves in-place.................        4,545        9,648     101,430
Sales of reserves in-place.....................       (1,161)      (2,634)     (2,904)
Sales of oil and gas produced, net of
  production costs.............................      (50,181)     (53,323)    (24,995)
Net change in income taxes.....................      106,661     (110,749)    (17,409)
                                                   ---------    ---------    --------
Standardized measure of discounted future net
  cash flows, end of period....................    $ 150,673    $ 335,436    $173,250
                                                   =========    =========    ========

                                  SCHEDULE II
                           HUGOTON ENERGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT                               BALANCE AT
                                                  BEGINNING                                  END OF
                 DESCRIPTION                      OF PERIOD     ADDITIONS    DEDUCTIONS      PERIOD
                 -----------                      ----------    ---------    ----------    ----------
Year ended December 31, 1997:
  Allowance for doubtful accounts.............       $146        $   135      $   (15)      $   266
  Valuation allowance for deferred tax
     assets...................................         --          5,444           --         5,444
Year ended December 31, 1996:
  Allowance for doubtful accounts.............       $155        $    --      $    (9)      $   146
Year ended December 31, 1995:
  Allowance for doubtful accounts.............       $159        $    --      $    (4)      $   155
  Valuation allowance for deferred tax
     assets...................................        623            376      $  (999)(A)        --

---------------

(A) At December 31, 1995, the Company decreased its valuation allowance to zero as a result of the Company's acquisition of COG, whereby the allocated value of the acquired assets exceeded the historical tax basis by an amount with will enable the Company to realize the deferred assets recorded.

                               INDEX TO EXHIBITS

           2.1           -- Agreement and Plan of Merger, dated May 26, 1995, by and among Hugoton Energy Corporation, Consolidated Oil & Gas,
                            Inc. and Hugoton Exploration Corporation (Incorporated by
                            reference to Exhibit 4.4 of the Registration Statement on
                            Form S-3, Registration No. 33-97366)
           2.2           -- Amendment to Agreement and Plan of Merger, dated August
                            3, 1995 by and among Hugoton Energy Corporation,
                            Consolidated Oil & Gas, Inc. and Hugoton Exploration
                            Corporation (Incorporated by reference to Exhibit 4.4 of
                            the Registration Statement on Form S-3, Registration No.
                            33-97366)
           3.1           -- Restated Articles of Incorporation of the Company, as
                            amended (Incorporated by reference to Exhibit 3.1 of the
                            Registration Statement on Form S-1, Registration No.
                            33-70924)
           3.2           -- Bylaws of the Company, as amended (Incorporated by
                            reference to Exhibit 3.2 of the Registration Statement on
                            Form S-1, Registration No. 33-70924)
           4.1           -- Specimen Common Stock certificate (Incorporated by
                            reference to Exhibit 4.1 of the Registration Statement on
                            Form S-1, Registration No. 33-70924)
          10.1           -- Employment Agreement, dated September 1, 1995 between the
                            Company and Floyd C. Wilson (Incorporated by reference to
                            Exhibit 10.1 of the Company's 1995 Annual Report on Form
                            10-K)
          10.2           -- Employment Agreement, dated September 7, 1995 between the
                            Company and Jay W. Decker
          10.3           -- Employment Agreement, dated December 16, 1996 between the
                            Company and W. Mark Womble
          10.4           -- 1993 Stock Option Plan (Incorporated by reference to
                            Exhibit 10.12 of the Registration Statement on Form S-1,
                            Registration No. 33-70924)
          10.5           -- 401(k) Employee Benefit Plan (Incorporated by reference to Exhibit 10.13 of the Registration Statement on Form
                            S-1, Registration No. 33-70924)
          10.6           -- Nonemployee Directors' Stock Option Plan (Incorporated by
                            reference to Exhibit 10.14 of the Registration Statement
                            on Form S-1, Registration No. 33-70924)
          10.7           -- 1995 Stock Option Plan (Incorporated by reference to
                            Exhibit 4.1 of the Registration Statement on Form S-8,
                            Registration No. 33-97092)
          10.8           -- Loan Agreement, dated September 7, 1995, by and among the
                            Company, Amgas Corporation, Hugoton Exploration
                            Corporation, Tiffany Gathering Inc., Bank One, Texas
                            N.A., Texas Commerce Bank National Association, Bank of
                            Montreal, Wells Fargo Bank, National Association,
                            Meespierson N.V., Credit Lyonnais Cayman Island Branchand
                            Bank of Scotland, and Bank One, Texas N.A. as Agent, and
                            Texas Commerce Bank National Association as Co-agent
                            (Incorporated by reference to Exhibit 10.8 of the
                            Company's 1995 Annual Report on Form 10-K)
          10.9           -- First Amendment to Loan Agreement dated January 22, 1996, by and among the Company, Amgas Corporation, Hugoton
                            Exploration Corporation, HEC Trading Company, Tiffany
                            Gathering, Inc., Bank One, Texas N.A., Texas Commerce
                            Bank National Association, Bank of Montreal, Wells Fargo
                            Bank, National Association, Meespierson N.V., Credit
                            Lyonnais Cayman Island Branch and Bank of Scotland, and
                            Bank One, Texas N.A. as Agent, and Texas Commerce Bank
                            National Association as Co-agent (Incorporated by
                            reference to Exhibit 10.9 of the Company's 1995 Annual
                            Report on Form 10-K)

            10.10          -- Second Amendment to Loan Agreement dated June 11, 1996, by and among the Company, Amgas
                              Corporation, Hugoton Exploration Corporation, HEC Trading Company, Tiffany Gathering,
                              Inc., Bank One, Texas N.A., Texas Commerce Bank National Association, Bank of Montreal,
                              Wells Fargo Bank, National Association, Meespierson N.V., Credit Lyonnais Cayman Island
                              Branch and Bank of Scotland, and Bank One, Texas N.A. as Agent, and Texas Commerce Bank
                              National Association as Co-Agent
            10.11          -- Purchase and sale agreement dated June 1, 1995 by and between Mobil Oil Corporation and the Company (Incorporated by reference to Exhibit 10.10 of the Company's 1995 Annual
                              Report on Form 10-K)
            10.12          -- Shareholder Agreement dated May 26, 1995, by and among the Company, Consolidated Oil &
                              Gas, Inc. and Odyssey Partners, L.P. (Incorporated by reference to Exhibit 10.11 of the
                              Company's 1995 Annual Report on Form 10-K)
            10.13          -- Agreement of Shareholders dated September 7, 1995, by and among the Company, First
                              Reserve Fund V, Limited Partnership, First Reserve Secured Energy Assets Fund, Limited
                              Partnership, American Gas & Oil Investors, Limited Partnerships, AmGO II, Limited
                              Partnership, AmGO III, Limited Partnership, J. W. Decker, COMDISCO, Inc., Odyssey
                              Partners, L. P. and Floyd C. Wilson (Incorporated by reference to Exhibit 10.12 of the
                              Company's 1995 Annual Report on Form 10-K)
            10.14          -- Registration Rights Agreement dated September 7, 1995, by and among the Company Hugoton
                              Energy Corporation, Odyssey Partners, L.P., Cramer, Rosenthal, McGlynn, Inc.,American
                              Gas & Oil Investors, AmGO II, AmGO III, First Reserve Secured Energy Assets Fund, First
                              Reserve Fund V, COMDISCO, Inc. and Floyd C. Wilson (Incorporated by reference to
                              Exhibit 10.13 of the Company's 1995 Annual Report on Form 10-K)
            10.15          -- Purchase and Sale Agreement dated December 28, 1995 by and between Shield Petroleum
                              Incorporated, P&M Properties and the Company
            10.16          -- Purchase and Sale Agreement dated June 18, 1996 by and between Shield Petroleum
                              Incorporated and the Company
            10.17          -- Agreement and Plan of Merger dated November 12, 1997 by and between Chesapeake Energy
                              Corporation, Chesapeake Acquisition Corp. and the Company (Incorporated by reference to
                              Annex A Company's Joint Proxy Statement/ Prospectus on Form S-4).
            10.18*         -- Amendment to Employment Agreement, dated June 26, 1997 between the Company and Floyd C.
                              Wilson
            10.19*         -- Amendment to Employment Agreement, dated June 26, 1997 between the Company and W. Mark
                              Womble
            10.20*         -- Amendment to Employment Agreement, dated June 26, 1997 between the Company and Jay W.
                              Decker
            10.21*         -- Amendment to Employment Agreement, dated June 26, 1997 between the Company and David M.
                              Drummond
            21.1           -- List of subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 of the
                              Company's 1995 Annual Report on Form 10-K)
            23.1*          -- Consent of Ernst & Young LLP
            23.2*          -- Consent of Ryder Scott Company
           27*             -- Financial Data Schedule

---------------

* Filed herewith